Form 10-K
period 1993-12-31
BELL ATLANTIC VIRGINIA INC
filed 1994-03-31
CIK 19725

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ________________

                                   FORM 10-K
                                ________________


     (Mark one)
       [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1993

                                       OR

       [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from      to


                         Commission file number 1-6964

                         BELL ATLANTIC - VIRGINIA, INC.

    (Former Name: The Chesapeake and Potomac Telephone Company of Virginia)

   A Virginia Corporation       I.R.S. Employer Identification No. 54-0167060


                 600 East Main Street, Richmond, Virginia 23219


                        Telephone Number (804) 225-6300

                               _____________


Securities registered pursuant to Section 12(b) of the Act: See attached Schedule A.

Securities registered pursuant to Section 12(g) of the Act:  None.


THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF BELL ATLANTIC CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION J(2).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

                         BELL ATLANTIC - VIRGINIA, INC.

                                   SCHEDULE A



 Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
                Title of each class                       on which registered
- ------------------------------------------------------   ---------------------

Forty Year 7-1/4% Debentures, due June 1, 2012               New York Stock
                                                                Exchange

                         BELL ATLANTIC - VIRGINIA, INC.

                               TABLE OF CONTENTS



ITEM NO.                                                               PAGE
- --------                                                               ----
                                     PART I

 1.  Business.........................................................   1
 2.  Properties.......................................................  13
 3.  Legal Proceedings................................................  14
 4.  Submission of Matters to a Vote of Security Holders .............  15


                                    PART II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters .............................................  15
 6.  Selected Financial Data .........................................  15
 7.  Management's Discussion and Analysis of Results of Operations ...
     (Abbreviated pursuant to General Instruction J(2)) ..............  16
 8.  Financial Statements and Supplementary Data .....................  22
 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ........................................  22


                                    PART III

 10. Directors and Executive Officers of the Registrant...............  22
 11. Executive Compensation...........................................  22
 12. Security Ownership of Certain Beneficial Owners and
     Management.......................................................  22
 13. Certain Relationships and Related Transactions...................  22


                                    PART IV

 14. Exhibits, Financial Statement Schedules, and Reports on
     Form 8-K ........................................................  22


      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 24, 1994.

                         BELL ATLANTIC - VIRGINIA, INC.


                                     PART I

ITEM 1.  BUSINESS

                                    GENERAL

    Bell Atlantic - Virginia, Inc. (formerly The Chesapeake and Potomac Telephone Company of Virginia) (the "Company") is incorporated under the laws of the Commonwealth of Virginia and has its principal offices at 600 East Main Street, Richmond, Virginia 23219 (telephone number 804-225-6300). The Company is a wholly owned subsidiary of Bell Atlantic Corporation ("Bell Atlantic"), which is one of the seven regional holding companies ("RHCs") formed in connection with the court-approved divestiture (the "Divestiture"), effective January 1, 1984, of those assets of the American Telephone and Telegraph Company ("AT&T") related to exchange telecommunications, exchange access functions, printed directories and cellular mobile communications.

    The Company presently serves a territory consisting of five complete Local Access and Transport Areas ("LATAs") and part of a sixth LATA. These LATAs are generally centered on a city or based on some other identifiable common geography and, with certain limited exceptions, each LATA marks the boundary within which the Company may provide telephone service.

    The Company provides two basic types of telecommunications services. First, the Company transports telecommunications traffic between subscribers located within the same LATA ("intraLATA service"), including both local and toll services. Local service includes the provision of local exchange ("dial tone"), local private line and public telephone services (including dial tone service for pay telephones owned by the Company and other pay telephone providers). Among other local services provided are Centrex (telephone company central office-based switched telephone service enabling the subscriber to make both intercom and outside calls) and a variety of special and custom calling services. Toll service includes message toll service (calling service beyond the local calling area) within LATA boundaries, and intraLATA Wide Area Toll Service
(WATS)/800 services (volume discount offerings for customers with highly concentrated demand). Second, the Company provides exchange access service, which links a subscriber's telephone or other equipment to the transmission facilities of interexchange carriers which, in turn, provide telecommunications service between LATAs ("interLATA service") to their customers. See "Competition
- -IntraLATA Toll Competition".


    The communications industry is currently undergoing fundamental changes driven by the accelerated pace of technological innovation, the convergence of the telecommunications, cable television, information services and entertainment businesses, and a regulatory environment in which many traditional regulatory barriers are being lowered and competition permitted or encouraged. Although no definitive prediction can be made of the market opportunities these changes will present or whether Bell Atlantic and its subsidiaries, including the Company, will be able successfully to take advantage of these opportunities, Bell Atlantic is positioning itself to be a leading communications, information services and entertainment company.


                                   OPERATIONS

    During 1993, Bell Atlantic reorganized certain functions formerly performed by each of the seven Bell System operating companies ("BOCs") transferred to it pursuant to the Divestiture, including the Company (collectively, the "Network Services Companies"), into nine lines of business ("LOBs") organized across the Network Services Companies around specific market segments. The Network Services Companies, however, remain responsible within their respective service areas for the provision of telephone services, for financial performance and for regulatory matters. The nine LOBs are:

    The Consumer Services LOB markets communications services to residential
        -----------------
customers within the service territories of the Network Services Companies, including the service territory of the Company, and plans in the future to market information services and entertainment programming.

                         BELL ATLANTIC - VIRGINIA, INC.


     The Carrier Services LOB markets (i) switched and special access to the
         ----------------
Company's local exchange network, and (ii) billing and collection services, including recording, rating, bill processing and bill rendering. The principal customers of this LOB are interexchange carriers; AT&T is the largest single customer. Other customers include business customers and government agencies with their own special access network connections, wireless customers and other local exchange carriers ("LECs") which resell network connections to their own customers.

    The Small Business Services LOB markets communications and information
        -----------------------
services to small businesses (customers having up to 20 access lines or 100 Centrex lines).

    The Large Business Services LOB markets communications and information
        -----------------------
services to large businesses (customers having more than 20 access lines or more than 100 centrex lines). These services include voice switching/processing services (e.g., dedicated private lines, custom Centrex, call management and voice messaging), end-user networking (e.g., credit and debit card transactions, and personal computer-based conferencing, including data and video), internetworking (establishing links between the geographically disparate networks of two or more companies or within the same company), network integration (integrating multiple geographically disparate networks into one system), network optimization (disaster avoidance, 911, intelligent vehicle highway systems), video services (distance learning, telemedicine, surveillance, videoconferencing) and integrated multi-media applications services.

    The Directory Services LOB manages the provision of (i) advertising and
        ------------------
marketing services to advertisers, and (ii) listing information (e.g., White Pages and Yellow Pages). These services are currently provided primarily through print media, but the Company expects that use of electronic formats will increase in the future. In addition, the Directory Services LOB manages the provision of photocomposition, database management and other related products and services to publishers.

    The Public and Operator Services LOB markets pay telephone and operator
        ----------------------------
services in the service territories of the Network Services Companies to meet consumer needs for accessing public networks, locating and identifying network subscribers, providing calling assistance and arranging billing alternatives (e.g., calling card, collect and third party calls).

    The Federal Systems LOB markets communications and information technology
        ---------------
and services to departments, agencies and offices of the executive, judicial and legislative branches of the federal government.

    The Information Services LOB has been established to provide programming
        --------------------
services, including on-demand entertainment, transactions and interactive multimedia applications within the Territory and in selected other markets. See "FCC Regulation and Interstate Rates - Telephone Company Provision of Video Dial Tone and Video Programming".

    The Network LOB manages the technologies, services and systems platforms
        -------
required by the other eight LOBs and the Network Services Companies, including the Company, to meet the needs of their respective customers, including, without limitation, switching, feature development and on-premises installation and maintenance services.

    The Company has been making and expects to continue to make significant capital expenditures on its networks to meet the demand for communications services and to further improve such services. Capital expenditures of the Company were approximately $385 million in 1991, $383 million in 1992, and $360 million in 1993. The total investment of the Company in plant, property and equipment decreased from $4.95 billion at December 31, 1991 to approximately $4.73 billion at December 31, 1992, and increased to approximately $4.90 billion at December 31, 1993, after giving effect to retirements, but before deducting accumulated depreciation at such date.

    The Company is projecting construction expenditures for 1994 at approximately $368 milllion. However, subject to regulatory approvals, the Network Services Companies, including the Company, plan to allocate capital resources to the deployment of broadband network platforms (technologies ultimately capable of providing a switched facility for access to and transport of, high-speed data services, video-on-demand, and image and interactive multimedia applications). Most of the funds for

                         BELL ATLANTIC - VIRGINIA, INC.


these expenditures are expected to be generated internally. Some additional external financing may be necessary or desirable.


                         LINE OF BUSINESS RESTRICTIONS

    The consent decree entitled "Modification of Final Judgment" ("MFJ") approved by the United States District Court for the District of Columbia (the "D.C. District Court") which, together with the Plan of Reorganization ("Plan") approved by the D.C. District Court set forth the terms of Divestiture also established certain restrictions on the post-Divestiture activities of the RHCs, including Bell Atlantic. The MFJ's principal restrictions on post-Divestiture RHC activities included prohibitions on (i) providing interexchange telecommunications, (ii) providing information services, (iii) engaging in the manufacture of telecommunications equipment and customer premises equipment ("CPE"), and (iv) entering into any non-telecommunications businesses, in each case without the approval of the D.C. District Court. Since Divestiture, the D.C. District Court has retained jurisdiction over the construction, modification, implementation and enforcement of the MFJ.

    In September 1987, the D.C. District Court rendered a decision which eliminated the need for the RHCs to obtain its approval prior to entering into non-telecommunications businesses. However, the D.C. District Court refused to eliminate the restrictions relating to equipment manufacturing or providing interexchange services. With respect to information services, the Court issued a ruling in March 1988 which permitted the RHCs to engage in a number of information transport functions as well as voice storage and retrieval services, including voice messaging, electronic mail and certain information gateway services. However, the RHCs were generally prohibited from providing the content of the data they transmitted. As the result of an appeal of the D.C. District Court's September 1987 and March 1988 decisions by the RHCs and other parties, the United States Court of Appeals for the District of Columbia Circuit ordered the D.C. District Court to reconsider the RHCs' request to provide information content and determine whether removal of the restrictions thereon would be in the public interest. In July 1991, the D.C. District Court removed the remaining restrictions on RHC participation in information services, but imposed a stay pending appeal of that decision. In October 1991, the United States Court of Appeals for the District of Columbia Circuit vacated the stay, thereby permitting the RHCs to provide information services, and in May 1993 affirmed the D.C. District Court's July 1991 decision. The United States Supreme Court denied certiorari in November 1993.

    Several bills have been introduced in the current session of Congress pursuant to which the line of business restrictions established by the MFJ could be eliminated or modified. No definitive prediction can be made as to whether or when any such legislation will be enacted, the provisions thereof or their impact on the business or financial condition of the Company.


                      FCC REGULATION AND INTERSTATE RATES

    The Company is subject to the jurisdiction of the Federal Communications Commission ("FCC") with respect to interstate services and certain related matters. The FCC prescribes a uniform system of accounts for telephone companies, interstate depreciation rates and the principles and standard procedures used to separate plant investment, expenses, taxes and reserves between those applicable to interstate services under the jurisdiction of the FCC and those applicable to intrastate services under the jurisdiction of the respective state regulatory authorities ("separations procedures"). The FCC also prescribes procedures for allocating costs and revenues between regulated and unregulated activities.

  Interstate Access Charges

    The Company provides intraLATA service and does not participate in the provision of interLATA service except through offerings of exchange access service. The FCC has prescribed structures for exchange access tariffs to specify the charges ("Access Charges") for use and availability of the Company's facilities for the origination and termination of interstate interLATA service. Access Charges are intended to

                         BELL ATLANTIC - VIRGINIA, INC.


recover the related costs of the Company which have been allocated to the interstate jurisdiction ("Interstate Costs") under the FCC's separations procedures.

    In general, the tariff structures prescribed by the FCC provide that Interstate Costs of the Company which do not vary based on usage ("non-traffic sensitive costs") are recovered from subscribers through flat monthly charges ("Subscriber Line Charges"), and from interexchange carriers through usage-sensitive Carrier Common Line ("CCL") charges. See "FCC Regulation and Interstate Rates - FCC Access Charge Pooling Arrangements". Traffic-sensitive Interstate Costs are recovered from carriers through variable access charges based on several factors, primarily usage.

    In May 1984, the FCC authorized the implementation of Access Charge tariffs for "switched access service" (access to the local exchange network) and of Subscriber Line Charges for multiple line business customers (up to $6.00 per month per line). In 1985, the FCC authorized Subscriber Line Charges for residential and single-line business customers at the rate of $1.00 per month per line, which increased in installments to $3.50 effective April 1, 1989.

    As a result of the phasing in of Subscriber Line Charges, a substantial portion of non-traffic sensitive Interstate Costs is now recovered directly from subscribers, thereby reducing the per-minute CCL charges to interexchange carriers. This significant reduction in CCL charges has tended to reduce the incentive for interexchange carriers and their high-volume customers to bypass the Company's switched network via special access lines or alternative communications systems. However, competition for this access business has increased in recent years. See "Competition - Alternative Access and Local Services".

  FCC Access Charge Pooling Arrangements

    The FCC previously required that all LECs, including the Company, pool revenues from CCL and Subscriber Line Charges that cover the non-traffic sensitive costs of the local exchange network, that is, the Interstate Costs associated with the lines from subscribers' premises to telephone company central offices. To administer such pooling arrangements, the FCC mandated the formation of the National Exchange Carrier Association, Inc. Some LECs received more revenue from the pool than they billed their interexchange carrier customers using the nationwide average CCL rate. Other companies, including the Company, received substantially less from the pool than the amount billed to their interexchange carrier customers.

    By an order adopted in 1987, the FCC changed its mandatory pooling requirements. These changes, which became effective April 1, 1989, permitted all of the Network Services Companies as a group to withdraw from the pool and to charge CCL rates which more closely reflect their non-traffic sensitive costs. The Network Services Companies, including the Company, are still obligated to make contributions of CCL revenues to companies who choose to continue to pool non-traffic sensitive costs so that the pooling companies can charge a CCL rate no greater than the nationwide average CCL rate. In addition to this continuing obligation, the Network Services Companies, including the Company, have a transitional support obligation to high cost companies who left the pool in 1989 and 1990. This transitional support obligation phases out over five years. These long-term and transitional support requirements will be recovered in the Network Services Companies' (including the Company's) CCL rates.

  Depreciation

    Depreciation rates provide for the recovery of the Company's investment in telephone plant and equipment, and are revised periodically to reflect more current estimates of remaining service lives and future net salvage values. In October 1993, the FCC issued an order, simplifying the depreciation filing process by reducing the information required for certain categories of plant and equipment whose remaining service life, salvage estimates and depreciation rates fall within an approved range. Petitions for reconsideration of that order were filed in December 1993. In November 1993, the FCC issued a further order inviting comments on proposed ranges for an initial group of categories of plant and equipment.

                         BELL ATLANTIC - VIRGINIA, INC.

  Price Caps

    In September 1990, the FCC adopted "price cap" regulation to replace the traditional rate of return regulation of LECs. LEC price cap regulation became effective on January 1, 1991.

    The price cap system places a cap on overall prices for interstate services and requires that the cap decrease annually, in inflation-adjusted terms, by a fixed percentage which is intended to reflect expected increases in productivity. The price cap level can also be adjusted to reflect "exogenous" changes, such as changes in FCC separations procedures or accounting rules. LECs subject to price caps have somewhat increased flexibility to change the prices of existing services within certain groupings of interstate services, known as "baskets".

    Under price cap regulation, the FCC set an authorized rate of return of 11.25% for the years 1991 and beyond. To the extent that a company is able to earn a higher rate of return through improved efficiency, the FCC's price cap rules permit them to retain the full amount of this higher return up to 100 basis points above the authorized rate of return (currently, up to a 12.25% rate of return). If a company's rate of return is between 100 and 500 basis points above the authorized rate of return (that is, currently, between 12.25% and 16.25%), the company must share 50% of the earnings above the 100-basis-point level with customers by reducing rates prospectively. All earnings above the 500-basis-point level must be returned to customers in the form of prospective rate decreases. If, on the other hand, a company's rate of return is more than 100 basis points below the authorized rate of return (that is, currently, below 10.25%), the company is permitted to increase rates prospectively to make up the deficiency.

    Under FCC-approved tariffs, the Network Services Companies are charging uniform rates for interstate access services (with the exception of Subscriber Line Charges) throughout their service areas and are regarded as a single unit by the FCC for rate of return measurement.

    On February 16, 1994, the FCC initiated a rulemaking proceeding to determine the effectiveness of LEC price cap rules and decide what changes, if any, should be made to those rules. This rulemaking is expected to be concluded by the end of 1994.

    In January 1993, the FCC denied the Company exogenous treatment of the increased expense for postretirement benefits required under Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which the Company adopted effective January 1, 1991. The Company has appealed this decision. The appeal is likely to be decided during the second half of 1994.

  Computer Inquiry III

    In August 1985, the FCC initiated Computer Inquiry III to re-examine its regulations requiring that "enhanced services" (e.g., voice messaging services, electronic mail, videotext gateway, protocol conversion) be offered only through a structurally separated subsidiary. In 1986, the FCC eliminated this requirement, permitting the Company to offer enhanced services, subject to compliance with a series of nonstructural safeguards designed to promote an effectively competitive market. These safeguards include detailed cost accounting, protection of customer information and certain reporting requirements.

    In June 1990, the United States Court of Appeals for the Ninth Circuit vacated and remanded the Computer Inquiry III decisions to the FCC, finding that the FCC had not fully justified those decisions. In December 1991, the FCC adopted an order which reinstated relief from the separate subsidiary requirement upon a company's compliance with the FCC's Computer III Open Network Architecture ("ONA") requirements and strengthened some of the nonstructural safeguards. In the interim, the Network Services Companies, including the Company, had filed interstate tariffs implementing the ONA requirements. Those tariffs became effective in February 1992, subject to further investigation. That investigation was completed on December 15, 1993, when an order was released making minor changes to the Network Services Companies' ONA rates. In March 1992, the Company certified to the FCC that it had complied with all initial ONA obligations and therefore should be granted structural relief for enhanced services. The FCC granted the Company structural relief in June 1992. Other parties have appealed this

                         BELL ATLANTIC - VIRGINIA, INC.


decision, which remains in effect pending the outcome of the appeal. A decision on the appeal is likely by the end of 1994.

    The FCC's December 1991 order has been appealed to the United States Court of Appeals for the Ninth Circuit by several parties. Pending decision on those appeals, the FCC's decision remains in effect. If a court again reverses the FCC, the Company's right to offer enhanced services could be impaired.

  FCC Cost Allocation and Affiliate Transaction Rules

    In 1987, the FCC adopted rules governing (i) the allocation of costs between the regulated and unregulated activities of a communications common carrier and
(ii) transactions between the regulated and unregulated affiliates of a communications common carrier.

    The cost allocation rules apply to certain unregulated activities: activities that have never been regulated as communications common carrier offerings and activities that have been preemptively deregulated by the FCC.
The costs of these activities are removed prior to the separations procedures process and are allocated to unregulated activities in the aggregate, not to specific services for pricing purposes. Other activities must be accounted for as regulated activities, and their costs are subject to separations procedures. These activities include (i) those which have been deregulated by the FCC without preempting state regulation, (ii) those which have been deregulated by a state but not the FCC and (iii) "incidental activities," which cannot, in the aggregate, generate more than 1% of a company's revenues. Since the Network Services Companies, including the Company, engaged in these types of activities, the Network Services Companies, including the Company, pursuant to the FCC's cost allocation rules, filed a cost allocation manual, which has been approved by the FCC.

    The affiliate transaction rules govern the pricing of assets transferred to and services provided by affiliates. These rules generally require that assets be transferred between affiliates at "market price", if such price can be established through a tariff or a prevailing price actually charged to third parties. In the absence of a tariff or prevailing price, "market price" cannot be established, in which case (i) asset transfers from a regulated to an unregulated affiliate must be valued at the higher of cost or fair market value, and (ii) asset transfers from an unregulated to a regulated affiliate must be valued at the lower of cost or fair market value. The affiliate transaction rules require that a service provided by one affiliate to another affiliate, which service is also provided to unaffiliated entities, must be valued at tariff rates or market prices. If the affiliate does not also provide the service to unaffiliated entities, the price must be determined in accordance with the FCC's cost allocation principles. In October 1993, the FCC proposed new affiliate transaction rules which would essentially eliminate the different rules for the provision of services and apply the asset transfer rules to all affiliate transactions. The Network Services Companies, including the Company, have filed comments opposing the proposed rules.

    The FCC has not attempted to make its cost allocation or affiliate transaction rules preemptive. State regulatory authorities are free to use different cost allocation methods and affiliate transaction rules for intrastate ratemaking and to require carriers to keep separate allocation records.

  Telephone Company Provision of Video Dial Tone and Video Programming

    In 1987, the FCC initiated an inquiry into whether developments in the cable and telephone industries warranted changes in the rules prohibiting telephone companies such as the Company from providing video programming in their respective service territories directly or indirectly through an affiliate.

    In November 1991, the FCC released a Further Notice of Proposed Rulemaking in these proceedings. In August 1992, the FCC issued an order permitting telephone companies such as the Company to provide "video dial tone" service. Video dial tone permits telephone companies to provide video transport to multiple programmers on a non-discriminatory common carrier basis. The FCC has also ruled that neither telephone companies that provide video dial tone service, nor video programmers that

                         BELL ATLANTIC - VIRGINIA, INC.


use these services, are required to obtain local cable franchises. Other parties have appealed these orders, which remain in effect pending the outcome of the appeal.

    In December 1992, two Bell Atlantic Companies, the Company and Bell Atlantic Video Services Company, filed a lawsuit against the federal government in the United States District Court for the Eastern District of Virginia seeking to overturn the prohibition in the Cable Communications Policy Act of 1984 against LECs providing video programming in their respective service areas. In a decision rendered in August 1993 and clarified in October 1993, the court struck down this prohibition as a violation of the First Amendment's freedom of speech protections and enjoined its enforcement against Bell Atlantic, the Network Services Companies, including the Company, and Bell Atlantic Video Services Company. This decision has been appealed to the United States Court of Appeals for the Fourth Circuit.

    In early 1993, the FCC granted Bell Atlantic authority to test a new technology known as Asynchronous Digital Subscriber Line ("ADSL") for use in delivering video entertainment and information over existing copper telephone lines. Beginning in March 1993, Bell Atlantic began a one-year technical trial of ADSL serving up to 400 Bell Atlantic employees in northern Virginia. In the Fall of 1993, Bell Atlantic petitioned the FCC for authorization to expand and convert this technical trial upon its completion into a six month market trial serving up to 2,000 customers. Bell Atlantic also requested authority to offer a commercial video dial tone service to customers served by 25 central offices in parts of northern Virginia and southern Maryland upon completion of the six month market trial. These applications are pending at the FCC.

  Interconnection and Collocation

    In October 1992, the FCC issued an order allowing third parties to collocate their equipment in telephone company offices to provide special access (private line) services to the public. The FCC's stated purpose was to encourage greater competition in the provision of interstate special access services. The order permits collocating parties to pay LECs an interconnection charge that is lower than the existing tariffed rates for similar non-collocated services; it allows LECs limited additional pricing flexibility for their own special access services when collocated interconnection is operational. In February 1993, Bell Atlantic's seven telephone subsidiaries, including the Company, filed an interstate tariff to allow collocation for special access services. This tariff is currently effective. Bell Atlantic and certain other parties have appealed the FCC's special access collocation order. Bell Atlantic expects the appeal to be decided in 1994.

    On September 2, 1993, the FCC extended collocation to switched access services. The terms and conditions for switched access collocation are similar to those for special access collocation. On November 18, 1993, Bell Atlantic's seven telephone subsidiaries, including the Company, filed an interstate tariff to allow collocation for switched access services. This tariff became effective on February 16, 1994. Bell Atlantic and certain other parties have appealed the FCC's switched access collocation order. Appeals of this order have been stayed pending a decision on the appeals of the special access collocation order.

    Increased competition through collocation will adversely affect the revenues of the Company, although some of the lost revenues could be offset by increased demand of the Company's own special access services as a result of the slightly increased pricing flexibility that the FCC has permitted. The Company does not expect the net revenue impact of special access collocation to be material. Revenue losses from switched access collocation, however, may be larger than from special access collocation.

  Intelligent Networks

    In December 1991, the FCC issued a Notice of Inquiry into the plans of the BOCs, including the Company, to deploy new "modular" network architectures, such as Advanced Intelligent Network ("AIN") technology. The Notice of Inquiry asks what, if any, regulatory action the FCC should take to assure that such architectures are deployed in a manner that is "open, responsive, and procompetitive". On August 31, 1993, the FCC issued a Notice of Proposed Rulemaking proposing a schedule for AIN deployment. The proposals in that Notice of Proposed Rulemaking generally follow those that Bell

                         BELL ATLANTIC - VIRGINIA, INC.


Atlantic proposed in its response to the Notice of Inquiry. The Company cannot estimate when the FCC will conclude this proceeding.

    The results of this proposed rulemaking could include a requirement that the Company offer individual components of its services, such as switching and transport, to competitors who will provide the remainder of such services through their own facilities. Such increased competition could divert revenues from the Company. However, deployment of AIN technology may also enable the Company to respond more quickly and efficiently to customer requests for new services. This could result in increased revenues from new services that could at least partially offset losses resulting from increased competition.


                     STATE REGULATION AND INTRASTATE RATES

    The communications services of the Company are subject to regulation by the Virginia State Corporation Commission (the "SCC") with respect to intrastate rates and services and other matters.

    In December 1988, the SCC adopted an Experimental Plan for Alternative Regulation (the "Experimental Plan") of Virginia telephone companies. The Company elected to participate in the Experimental Plan effective January 1, 1989, and remained subject to it through the end of 1993. The Experimental Plan marked a departure from traditional regulation and classified services into four categories: actually competitive, potentially competitive, discretionary and basic. Combined earnings from potentially competitive, discretionary and basic services were capped at a 14% return on equity.

    The Company's financial results under the Experimental Plan for the years 1989 through 1992 have been filed with the SCC. The SCC's audit of the Company's 1989 and 1990 financial results found no refunds to be due. The Company's financial results for 1991 and 1992, which as filed with the SCC indicate that no refunds are due, are still subject to SCC audit.

    Following an evaluation of the Experimental Plan in 1993, the SCC issued an order on December 17, 1993 adopting a Modified Plan for Alternative Regulation (the "Modified Plan"). The Modified Plan became effective January 1, 1994. The Company is deemed by the SCC to be subject to this Modified Plan.

    The Modified Plan places the Company's services into one of three categories:

      - "Competitive" services for which there are readily available substitutes which reasonably meet customer needs and for which competition in the marketplace effectively regulates the price (e.g., Centrex intercom services, directory advertising).

      - "Discretionary" services which can only be provided by the local exchange telephone company, but which are optional, nonessential enhancements to basic communications services or services which others are capable of providing but which do not conform to the competitive services definition (e.g., Caller ID and operator call completion services).

      - "Basic" services which are not discretionary and, due to their nature or legal/regulatory restraints, only the local exchange telephone companies can provide (e.g., residential and business local exchange telephone service and operator directory assistance service).

    The latter two categories of services are subject to rate of return regulation. For 1994, the SCC has established a permissible range for return on equity for these two regulated services of 10.55% to 12.55%. In assessing whether earnings have exceeded this permitted range, the SCC will impute to regulated earnings an amount equal to 25% of the net profits of Yellow Pages advertising, which the SCC will otherwise continue to treat as a competitive service under the Modified Plan. If the Company's earnings on this basis exceed the permitted range, refunds of the excess must be made. If the Company were to seek an increase in rates for Basic service that, taking into account rate changes in Discretionary services, results in an increase in overall regulated operating revenue, the financial performance considered

                         BELL ATLANTIC - VIRGINIA, INC.


by the SCC would include results for all categories of services. Earnings from Competitive services are not otherwise regulated.

     In its Final Order of December 17, 1993, the SCC also announced its intention to hold a proceeding in the first half of 1994 to consider further modifications to the Modified Plan or alternative regulatory plans that local exchange companies might offer. Under legislation passed in the 1993 session of the Virginia General Assembly, the SCC is no longer statutorily required to regulate telephone companies on the basis of rate of return regulation; for example, the SCC is free to adopt a price cap form of regulation. On February 8, 1994, the Company filed a proposal in this new proceeding to have its Discretionary and Basic services regulated on a price cap basis; competitive services would not be regulated. The Company's proposal will be discussed in hearings to begin in late April 1994.


                           NEW PRODUCTS AND SERVICES

    During the 1990's, Bell Atlantic - Virginia introduced many of the
IQ(SM) Services family of calling features, which include Identa Ring(SM)
                                                            -----------
which allows a single line to have multiple telephone numbers, each with a distinctive ring; Repeat Call, which allows customers automatically to redial
                  -----------
busy phone numbers; Return Call, which allows customers automatically to return
                    -----------
the last incoming call, even without knowing the number; Ultra Forward(SM)
                                                         -------------
which customers can use to program call-forwarding instructions; Home Intercom,
                                                                 -------------
which allows for phone-to-phone dialing within the home; and Caller ID, which
                                                             ---------
displays the telephone number of the calling party. Further augmenting this growing array of IQ(SM) Services, a Caller ID Deluxe technical trial commenced
                                      ----------------
in late 1993 and has been expanded to a market trial in the Richmond area in 1994. Caller ID Deluxe enhances the already available Caller ID service by providing the name, as well as the number, of a calling party.

    In 1993, the Company continued to expand its high speed data transmission family of services with the availability of Frame Relay Service and Fiber Distributed Data Interfacer Network Service. These services join Switched Multi-Megabit Data Services, the first high-speed, public, packet-switched data transmission service, which was introduced in 1992.

    Integrated Service Digital Network (ISDN) service for Centrex was introduced in December 1991. ISDN service was introduced generally in 1993 with IntelliLinQ Basic Rate Interface and IntelliLinQ Primary Rate Interface (PRI) services. ISDN services provide for simultaneous transport of voice, data and images.

    In recognition of the growing work-at-home market, Home Business Service was initiated in October 1993. This new offering provides a hybrid residence/business service for customers requiring both a residence and business listing. Calls are distinguished by distinctive ringing patterns.


                                  COMPETITION

    Regulatory proceedings, as well as new technology, are continuing to expand the types of available communications services and equipment and the number of competitors offering such services. An increasing amount of this competition is from large companies which have substantial capital, technological and marketing resources, many of which do not face the same regulatory constraints as the Company.

  Alternative Access and Local Services

    A substantial portion of the Company's revenues from business and government customers is derived from a relatively small number of large, multiple-line subscribers.

    The Company faces competition from alternative communications systems, constructed by large end users, interexchange carriers and alternative access vendors, which are capable of originating and/or terminating calls without the use of the local telephone company's plant. In the Virginia suburbs of Washington, D.C., Institutional Communications Company has deployed an optical fiber network to compete with the Company in the provision of switched and special access services and local services. In July 1993, Virginia Metrotel, Inc. was granted authority by the SCC to compete

                         BELL ATLANTIC - VIRGINIA, INC.


against the Company in the provision of access services in the Richmond metropolitan area.

    The ability of such alternative access providers to compete with the Company has been enhanced by the FCC's orders requiring the Company to offer collocated interconnection for special and switched access services.

    Other potential sources of competition are cable television systems, shared tenant services and other non-carrier systems which are capable of bypassing the Company's local plant, either partially or completely, through substitution of special access for switched access or through concentration of telecommunications traffic on fewer of the Company's lines.

    Well-financed competitors are seeking authority, or are likely soon to seek authority, to offer competing local exchange services, such as dial tone and local usage, in some of the most lucrative of the Company's local telephone service areas. Southwestern Bell Corporation ("Southwestern Bell") acquired existing cable television systems in Arlington, Virginia. Southwestern Bell could use these systems to compete with the Company's telephone services in these areas. Southwestern Bell also provides cellular service in the Washington, D.C. metropolitan area.

    The two largest long-distance carriers are also positioning themselves to begin to offer services that will compete with the Company's local exchange services. In November 1992, AT&T announced its intention to acquire a controlling interest in McCaw Cellular Communications Inc. ("McCaw"), the largest cellular company in the United States, and to integrate McCaw's wireless local service network with AT&T's long distance network. In December 1993, MCI Communications Corporation ("MCI") announced its intention to invest $2 billion to begin building competing local exchange and access networks in twenty major markets in the United States, some of which are likely to be in the Company's service territory. In March 1994, MCI also announced its intention to acquire a substantial interest in Nextel Communications Inc. (formerly Fleet Call Inc.), and to integrate Nextel's wireless local service network with MCI's long distance network in at least 10 major markets, one or more of which might be in the Company's service territory.

    The entry of these and other local exchange service competitors will almost certainly reduce the local exchange service revenues of the Company, at least in the market segments and geographical areas in which the competitors operate. Depending on such competitors' success in marketing their services, and the conditions of interconnection established by the regulatory commissions, these reductions could be significant. These revenue reductions may be offset to some extent by revenues from interconnection charges to be paid to the Company by these competitors.

    The Company seeks to meet such competition by establishing and/or maintaining competitive cost-based prices for local exchange services (to the extent the FCC and state regulatory authorities permit the Company's prices to move toward costs), by keeping service quality high and by effectively implementing advances in technology. See "FCC Regulation and Interstate Rates - Interstate Access Charges" and "- FCC Access Charge Pooling Arrangements".

  Personal Communications Services

    Radio-based personal communications services ("PCS") also constitute potential sources of competition to the Company. PCS consists of wireless portable telephone services which would allow customers to make and receive telephone calls from any location using small handsets, and which could also be used for data transmission. The FCC has authorized trials of such services, using a variety of technologies, by numerous companies.

    In September 1993, the FCC issued a report and order allocating radio spectrum to be licensed for use in providing PCS. Under the order, seven separate bandwidths of spectrum, ranging in size from 10 MHz to 30 MHz, would be auctioned to potential PCS providers in each geographic area of the United States; five of the spectrum blocks would be auctioned by "basic trading area" and the remaining two would be auctioned by larger "major trading area" (as such trading areas are defined by Rand McNally). LECs and companies with LEC subsidiaries, such as Bell Atlantic are

                         BELL ATLANTIC - VIRGINIA, INC.


eligible to bid for PCS licenses, except that cellular carriers such as Bell Atlantic are limited to obtaining only 10 MHz of PCS bandwidth in areas where they provide cellular service. Bidders other than cellular providers may obtain multiple licenses aggregating up to 40 MHz of bandwidth in any area. Bell Atlantic has stated that it intends to pursue PCS licenses in the auctions, which are expected to be held in 1994 or in early 1995.

    In December 1993, the FCC awarded pioneer's preference PCS licenses to, among other entities, American Personal Communications ("APC"), which is owned in part by The Washington Post Company. APC's license authorizes it to provide PCS service in competition with the local exchange services of the Network Services Companies in all or large portions of Pennsylvania, the District of Columbia, Maryland, Virginia and West Virginia. APC has announced its intention to build out an operational system by the first quarter of 1995.

    If implemented, PCS and other similar services would compete with services currently offered by the Company, and could result in losses of revenues.

  Centrex

    The Company offers Centrex service, which is a telephone company central office-based communications system for business, government and other institutional customers consisting of a variety of integrated software-based features located in a centralized switch or switches and extended to the customer's premises primarily via local distribution facilities. In the provision of Centrex, the Company is subject to significant competition from the providers of CPE systems, such as private branch exchanges ("PBXs"), which perform similar functions with less use of the Company's switching facilities.

    Users of Centrex systems generally require more subscriber lines than users of PBX systems of similar capacity. The FCC increased the maximum Subscriber Line Charge on embedded Centrex lines to $6.00 per month per line effective April 1, 1989. Increases in Subscriber Line Charges result in Centrex users incurring higher charges than users of comparable PBX systems. In Virginia, the intercom portion of Centrex service has been detariffed. This enables the Company to charge rates for these services which offset the effects of such higher Subscriber Line Charges.

  IntraLATA Toll Competition

    The ability of interexchange carriers to engage in the provision of intrastate intraLATA toll service in competition with the Company is subject to state regulation. The SCC has instituted a proceeding to consider whether and on what terms to permit intraLATA competition in Virginia.

  Directories

    The Company continues to face significant competition from other providers of directories as well as competition from other advertising media. In particular, the former sales representative of several of the Network Services Companies, including the Company, publishes directories in competition with those published by the Company in its service territory.

  Public Telephone Services

    The Company faces increasing competition in the provision of pay telephone services from other pay telephone service providers. In addition, the growth of wireless communications negatively impacts usage of public telephones.

                         BELL ATLANTIC - VIRGINIA, INC.


  Operator Services

    Alternative operator services providers have entered into competition with the Company's operator services product line.


                      CERTAIN CONTRACTS AND RELATIONSHIPS

    Certain planning, marketing, procurement, financial, legal, accounting, technical support and other management services are provided on behalf of the Company on a centralized basis by Bell Atlantic's wholly owned subsidiary, Bell Atlantic Network Services, Inc. ("NSI"). Bell Atlantic Network Funding Corporation provides short-term financing and cash management services to the Company.

    The seven RHCs each own (directly or through subsidiaries) a one-seventh interest in Bell Communications Research, Inc. ("Bellcore"). Pursuant to the Plan, Bellcore furnishes the RHCs and their BOC subsidiaries with technical assistance such as network planning, engineering and software development, as well as various other consulting services that can be provided more effectively on a centralized basis. Bellcore is the central point of contact for coordinating the efforts of the RHCs in meeting the national security and emergency preparedness requirements of the federal government. It also helps to mobilize the combined resources of the RHCs in times of natural disasters.

                               EMPLOYEE RELATIONS

    As of December 31, 1993, the Company employed approximately 7,800 persons, including employees of the centralized staff at NSI. This represents approximately a 4% increase from the number of employees at December 31, 1992.

    The Company's workforce is augmented by members of the centralized staff of NSI, who perform services for the Company on a contract basis.

    Approximately 87% of the employees of the Company are represented by the Communications Workers of America union, which is affiliated with the American Federation of Labor-Congress of Industrial Organizations.

    Under the terms of the three-year contracts ratified in October 1992 by unions representing associate employees of the Network Services Companies, including the Company, and NSI, represented associates received a base wage increase of 3.74% in August 1993. Under the same contracts, associates received a Corporate Profit Sharing payment of $495 per person in 1994 based upon Bell Atlantic's 1993 financial performance.

                         BELL ATLANTIC - VIRGINIA, INC.


ITEM 2.  PROPERTIES

    The principal properties of the Company do not lend themselves to simple description by character and location. At December 31, 1993, the Company's investment in plant, property and equipment consisted of the following:

   Connecting lines ..................       42%
   Central office equipment ..........       42
   Land and buildings ................        6
   Telephone instruments and
    related equipment ................        2
   Other .............................        8
                                            ---
                                            100%
                                            ===

    "Connecting lines" consists primarily of aerial cable, underground cable, poles, conduit and wiring. "Central office equipment" consists of switching equipment, transmission equipment and related facilities. "Land and buildings" consists of land owned in fee and improvements thereto, principally central office buildings. "Telephone instruments and related equipment" consists primarily of public telephone terminal equipment and other terminal equipment. "Other" property consists primarily of furniture, office equipment, vehicles and other work equipment, capital leases, leasehold improvements and plant under construction.

    The Company's central offices are served by various types of switching equipment. At December 31, 1993 and 1992, the number of local exchanges and the percent of subscriber lines served by each type of equipment were as follows:

                           1993                         1992
               ----------------------------  ---------------------------
               # OF LOCAL   % OF SUBSCRIBER  # OF LOCAL  % OF SUBSCRIBER
               EXCHANGES     LINES SERVED    EXCHANGES     LINES SERVED
               ----------   ---------------  ----------  ---------------
Digital..           520           67.4           451           60.7
Analog...           207           32.6           242           39.3
Other....             1             --             1             --
                   ----           ----           ---           ----
                    728            100           694            100
                   ====           ====           ===           ====

                         BELL ATLANTIC - VIRGINIA, INC.


ITEM 3.  LEGAL PROCEEDINGS


PRE-DIVESTITURE CONTINGENT LIABILITIES AND LITIGATION

    The Plan provides for the recognition and payment by AT&T and the former BOCs (including the Company) of liabilities that are attributable to pre-Divestiture events but do not become certain until after Divestiture. These contingent liabilities relate principally to litigation and other claims with respect to the former Bell System's rates, taxes, contracts and torts (including business torts, such as alleged violations of the antitrust laws). Except to the extent that affected parties otherwise agree, contingent liabilities that are attributable to pre-Divestiture events are shared by AT&T and the BOCs in accordance with formulas prescribed by the Plan, whether or not an entity was a party to the proceeding and regardless of whether an entity was dismissed from the proceeding by virtue of settlement or otherwise. Each company's allocable share of liability under these formulas depends on several factors, including the type of contingent liability involved and each company's relative net investment as of the effective date of Divestiture. Under the formula generally applicable to most of the categories of these contingent liabilities, the Company's aggregate allocable share of liability is approximately 1.6%.

    AT&T and various of its subsidiaries and the BOCs (including, in some cases, the Company) have been and are parties to various types of litigation relating to pre-Divestiture events, including actions and proceedings involving environmental claims and allegations of violations of equal employment laws. Damages, if any, ultimately awarded in the remaining actions relating to pre-Divestiture events could have a financial impact on the Company whether or not the Company is a defendant since such damages will be treated as contingent liabilities and allocated in accordance with the allocation rules established by the Plan.


    While complete assurance cannot be given as to the outcome of any contingent liabilities or litigation, in the opinion of the Company's management, any monetary liability or financial impact to which the Company would be subject after final adjudication of all of the remaining potential or actual pre-Divestiture claims would not be material in amount to the financial position of the Company.

                         BELL ATLANTIC - VIRGINIA, INC.


                                     PART I


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (Omitted pursuant to General Instruction J(2).)


                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        (Inapplicable.)


ITEM 6. SELECTED FINANCIAL DATA

        (Omitted pursuant to General Instruction J(2).)

                         BELL ATLANTIC - VIRGINIA, INC.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS (Abbreviated pursuant to General Instruction J(2).)

   This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements as listed in the index set forth on page F-1.

RESULTS OF OPERATIONS

   Net income for 1993 decreased $23,435,000 or 9.1% from the same period last year. Results in 1993 reflect an after-tax charge of $9,205,000 for the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement No. 112) and an extraordinary charge, net of tax, of $9,734,000 for the early extinguishment of debt. Results for 1992 included an $11,655,000 extraordinary charge, net of tax, for the early extinguishment of debt.

OPERATING REVENUES

   Operating revenues increased $81,099,000 or 4.6% in 1993. The increase in total operating revenues was comprised of the following:

                                             (Dollars In Thousands)
                                             ----------------------
   Local service ...........................         $36,287
   Network access ..........................          20,755
   Toll service ............................           5,360
   Directory advertising,
     billing services and other ............          19,617
   Less: Provision for uncollectibles ......             920
                                                     -------
                                                     $81,099
                                                     =======

   Local service revenues are earned from the provision of local exchange, local private line, and public telephone services. Local service revenues increased $36,287,000 or 4.2% in 1993. The increase resulted primarily from growth in network access lines and higher demand for value-added central office services such as Custom Calling and Caller ID. The growth in access lines in service was 89,500 lines or a 3.3% increase in 1993.

   Network access revenues are received from interexchange carriers (IXCs) for their use of the Company's local exchange facilities in providing long-distance services to IXCs' customers and from end-user subscribers. Switched access revenues are derived from usage-based charges paid by IXCs for access to the Company's network. Special access revenues arise from access charges paid by customers who have private lines, and end-user access revenues are earned from local exchange carrier customers who pay for access to the network.

   Network access revenues increased $20,755,000 or 4.1% in 1993, primarily due to lower support payments to the National Exchange Carrier Association (NECA) interstate common line pool and an 8.2% growth in access minutes of use. Also contributing to this increase were higher end-user revenues, principally due to growth in network access lines in service. These increases were partially offset by the net effect of interstate rate reductions filed by the Company with the Federal Communications Commission (FCC), which became effective on July 2, 1993 and July 1, 1992, and by related estimated price cap sharing liabilities.

   Toll service revenues are earned from interexchange usage services such as Message Toll Services (MTS) and Unidirectional Services (Wide Area Telecommunications Services (WATS) and 800 services). Toll service revenues increased $5,360,000 or 4.3% in 1993. Total toll message volume growth was 7.8% in 1993. Volume-related message toll service revenue increases were partially offset in 1993 by declines in revenues from WATS and private line services, principally due to competitive pressures.

   Directory advertising, billing services and other revenues include amounts earned from directory advertising, billing and collection services provided to IXCs, premises services such as inside wire installation and maintenance, rent of Company facilities by affiliates and non-affiliates, and certain nonregulated enhanced network services.

                         BELL ATLANTIC - VIRGINIA, INC.


    Directory advertising, billing services and other revenues in 1993 increased $19,617,000 or 7.2% in 1993, principally due to higher revenues from directory advertising, premises services and Answer Call, a nonregulated enhanced network service. Directory advertising revenue growth was adversely impacted by decreasing sales volume attributable primarily to competition. Revenues from premises services and Answer Call increased principally as a result of higher demand for these services. These revenue increases were partially offset by declines in billing and collection revenues resulting from reductions in services provided under long-term contracts with certain IXCs.

    The provision for uncollectibles, expressed as a percentage of total revenue, was .8% in 1993 and 1992.

OPERATING EXPENSES

    Operating expenses increased $88,003,000 or 6.9% in 1993. The increase in total operating expenses was comprised of the following:

                                             (Dollars In Thousands)
                                             ----------------------
   Employee costs ..........................          $22,163
   Depreciation and amortization ...........           54,318
   Taxes other than income .................            1,125
   Other ...................................           10,397
                                                      -------
                                                      $88,003
                                                      =======

   Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by the Company. Similar costs incurred by employees of Bell Atlantic Network Services, Inc. (NSI), who provide centralized services on a contract basis, are allocated to the Company and are included in other operating expenses. Employee costs increased $22,163,000 or 6.0% in 1993. Higher employee costs from salary and wage increases and overtime were offset in part by savings resulting from workforce reduction programs implemented in 1992.

   The Company continues to evaluate ways to streamline and restructure its operations and reduce its workforce requirements in an effort to improve its cost structure.

   Depreciation and amortization expense increased $54,318,000 or 16.7% in 1993, primarily due to additional expense resulting from represcribed depreciation rates for certain classes of telephone plant. Also contributing to the increase was growth in the level of depreciable plant in 1993.

   Taxes other than income increased $1,125,000 or 2.2% in 1993, due to an increase in property taxes as a result of higher property assessments and rates.

   Other operating expenses consist primarily of contracted services including centralized service expenses allocated from NSI, rent, network software costs and other general and administrative expenses. Other operating expenses increased $10,397,000 or 1.9% in 1993. The increase is principally due to increased costs for contracted services as a result of higher employee costs and taxes allocated from NSI, and higher software costs associated with enhancing the Company's network. These increases were offset in part by lower costs for other contracted services resulting from the Company's continued cost containment measures during 1993.

OPERATING INCOME TAXES

   The provision for income taxes increased $11,591,000 or 9.4% in 1993. The Company's effective income tax rate was 34.4% in 1993 compared to 31.5% in 1992. The increase in the 1993 effective tax rate is principally the result of federal tax legislation enacted in 1993, which increased the federal corporate tax rate from 34% to 35%, and the effect of recording in 1992 an adjustment to deferred taxes associated with the retirement of certain plant investment. A reconciliation of the statutory federal income tax rate to the effective rate for each period is provided in Note 5 of Notes to Financial Statements.

                         BELL ATLANTIC - VIRGINIA, INC.


    Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement No. 109). In connection with the adoption of Statement No. 109, the Company recorded a charge to income of $211,000 in the first quarter of 1993 (see Note 5 of Notes to Financial Statements).

OTHER INCOME AND EXPENSE

    Other income, net of expense, decreased $4,488,000 in 1993, primarily due to the effect of interest income recognized in 1992 in connection with the settlement of various federal income tax matters related to prior periods.

INTEREST EXPENSE

    Interest expense decreased $6,832,000 or 8.6% in 1993, principally due to the effects of lower average short-term debt levels, lower interest rates and long-term debt refinancings.

EXTRAORDINARY ITEM

    The Company called $300,000,000 in 1993 of long-term debentures which were refinanced at more favorable interest rates. As a result of these early retirements, the Company incurred after-tax charges of $9,734,000 in 1993. These debt refinancings will reduce interest costs on the refinanced debt by approximately $5,400,000 annually.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

   In connection with the adoption of Statement No. 112, effective January 1, 1993, the Company recorded a one-time, cumulative effect after-tax charge of $9,205,000 in 1993 (see Note 4 of Notes to Financial Statements).

   The adoption of Statement No. 112 did not have a significant effect on the Company's ongoing level of expense in 1993 and is not expected to have a significant effect in future periods.

COMPETITION AND REGULATORY ENVIRONMENT

   The telecommunications industry is currently undergoing fundamental changes which may have a significant impact on future financial performance of all telecommunications companies. These changes are driven by a number of factors, including the accelerated pace of technology change, customer requirements, a changing industry structure characterized by strategic alliances and the convergence of telecommunications and cable television, and a changing regulatory environment in which traditional regulatory barriers are being lowered and competition encouraged.

   The convergence of cable television, computer technology, and telecommunications can be expected to dramatically increase competition in the future. The Company is already subject to competition from numerous sources, including competitive access providers for network access services, competing cellular telephone companies and others.

   During 1993, a number of business alliances were announced that have the potential to significantly increase competition both within the industry and within the areas currently served by Bell Atlantic. Over the past several years, Bell Atlantic has taken a number of actions in anticipation of the increasingly competitive environment. Cost reductions have been achieved, giving greater pricing flexibility for services exposed to competition. A new lines of business organization structure was adopted. Subject to regulatory approval, the Company plans to allocate capital resources to the deployment of broadband network platforms. On the regulatory front, the Company has achieved alternative regulation which permits the Company to be regulated under price cap regulation, rather than the traditional rate of return regulation.

                         BELL ATLANTIC - VIRGINIA, INC.


   The Company conducts ongoing evaluations of its accounting practices, many of which have been prescribed by regulators. These evaluations include the assessment of whether costs that have been deferred as a result of actions of regulators and the cost of the Company's telephone plant will be recoverable in the future. In the event recoverability of costs becomes unlikely due to decisions by the Company to accelerate deployment of new technology, in response to specific regulatory actions or increasing levels of competition, the Company may no longer apply the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71). The discontinued application of Statement No. 71 would require the Company to write off its regulatory assets and liabilities and may require the Company to adjust the carrying amount of its telephone plant should it determine that such amount is not recoverable. The Company believes that it continues to meet the criteria for continued financial reporting under Statement No. 71. A determination in the future that such criteria are no longer met may result in a significant one-time, non-cash, extraordinary charge, if the Company determines that a substantial portion of the carrying value of its telephone plant may not be recoverable.

   In September 1993, the FCC issued a report and order allocating radio spectrum to be licensed for use in providing personal communications services
(PCS). Under the order, seven separate bandwidths of spectrum, ranging in size from 10 MHz to 30 MHz, would be auctioned to potential PCS providers in each geographic area of the United States. The geographical units by which the licenses would be allocated will be "basic trading areas" or larger "major trading areas." Five of the spectrum blocks are to be auctioned on a basic trading area basis, and the remaining two are to be auctioned by major trading area. Local exchange carriers such as the Company are eligible to bid for PCS licenses, except that cellular carriers are limited to obtaining 10 MHz of PCS bandwidth in areas where they provide cellular service. Bidders other than cellular providers may obtain multiple licenses aggregating up to 40 MHz of bandwidth in any area. Bell Atlantic has stated that it intends to pursue PCS licenses in the auctions, which are expected to be held in 1994.

   In August 1993, the United States District Court for the Eastern District of Virginia ruled unconstitutional the 1984 Cable Act's limitation on in-territory provision of programming by local exchange carriers such as the Company. The Cable Act currently prohibits local exchange carriers from owning more than 5% of any company that provides cable programming in their local service area. In a case originally brought by the Company and another Bell Atlantic subsidiary, the court ruled that this prohibition violates the First Amendment's freedom of speech protections, and enjoined enforcement of the prohibition against the Company and other Bell Atlantic telephone subsidiaries. The ruling has been appealed.

STATE REGULATORY ENVIRONMENT

   The communications services of the Company are subject to regulation by the Virginia State Corporation Commission (the "SCC") with respect to intrastate rates and services and other matters.

   In December 1988, the SCC adopted an Experimental Plan for Alternative Regulation (the "Experimental Plan") of Virginia telephone companies. The Company elected to participate in the Experimental Plan effective January 1, 1989, and remained subject to it through the end of 1993. The Experimental Plan marked a departure from traditional regulation and classified services into four categories: actually competitive, potentially competitive, discretionary and basic. Combined earnings from potentially competitive, discretionary and basic services were capped at a 14% return on equity.

   The Company's financial results under the Experimental Plan for the years 1989 through 1992 have been filed with the SCC. The SCC's audit of the Company's 1989 and 1990 financial results found no refunds to be due. The Company's financial results for 1991 and 1992, which as filed with the SCC indicate that no refunds are due, are still subject to SCC audit.

                         BELL ATLANTIC - VIRGINIA, INC.


   Following an evaluation of the Experimental Plan in 1993, the SCC issued an order on December 17, 1993 adopting a Modified Plan for Alternative Regulation (the "Modified Plan"). The Modified Plan became effective January 1, 1994. The Company is deemed by the SCC to be subject to this Modified Plan.

   The Modified Plan places the Company's services into one of three categories:

      - "Competitive" services for which there are readily available substitutes which reasonably meet customer needs and for which competition in the marketplace effectively regulates the price (e.g., Centrex intercom services, directory advertising).

      - "Discretionary" services which can only be provided by the local exchange telephone company, but which are optional, nonessential enhancements to basic communications services or services which others are capable of providing but which do not conform to the competitive services definition (e.g., Caller ID and operator call completion services).

      - "Basic" services which are not discretionary and, due to their nature or legal/regulatory restraints, only the local exchange telephone companies can provide (e.g., residential and business local exchange telephone service and operator directory assistance service).

   The latter two categories of services are subject to rate of return regulation. For 1994, the SCC has established a permissible range for return on equity for these two regulated services of 10.55% to 12.55%. In assessing whether earnings have exceeded this permitted range, the SCC will impute to regulated earnings an amount equal to 25% of the net profits of Yellow Pages advertising, which the SCC will otherwise continue to treat as a competitive service under the Modified Plan. If the Company's earnings on this basis exceed the permitted range, refunds of the excess must be made. If the Company were to seek an increase in rates for Basic service that, taking into account rate changes in Discretionary services, results in an increase in overall regulated operating revenue, the financial performance considered by the SCC would include results for all categories of services. Earnings from Competitive services are not otherwise regulated.

    In its Final Order of December 17, 1993, the SCC also announced its intention to hold a proceeding in the first half of 1994 to consider further modifications to the Modified Plan or alternative regulatory plans that local exchange companies might offer. Under legislation passed in the 1993 session of the Virginia General Assembly, the SCC is no longer statutorily required to regulate telephone companies on the basis of rate of return regulation; for example, the SCC is free to adopt a price cap form of regulation. On February 8, 1994, the Company filed a proposal in this new proceeding to have its Discretionary and Basic services regulated on a price cap basis; competitive services would not be regulated. The Company's proposal will be discussed in hearings to begin in late April 1994.

OTHER MATTERS

   The Company has been designated as a potentially responsible party by the U.S. Environmental Protection Agency in connection with two Superfund sites. Designation as a potentially responsible party subjects the named company to potential liability for costs relating to cleanup of the affected sites. Management believes that the aggregate amount of any potential liability would not have a material effect on the Company's financial condition or results of operations.

FINANCIAL CONDITION

   Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements including network expansion and modernization, and payment of dividends. Management expects that presently foreseeable capital requirements will be financed primarily through internally generated funds, although additional long-term debt may be needed to fund development activities and to maintain the Company's capital structure within management's guidelines.

                         BELL ATLANTIC - VIRGINIA, INC.


   During 1993, as in prior years, the Company's primary source of funds continued to be cash generated from operations. Revenue growth, cost containment measures and savings on interest costs contributed to cash provided from operations of $602,583,0000 for the year ended December 31, 1993.

   The primary use of capital resources continued to be capital expenditures. The Company invested $360,399,000 in 1993 in the network. This level of investment is expected to continue in 1994. The Company plans to allocate capital resources to the deployment of broadband network platforms, subject to regulatory approval.

   The Company's debt ratio was 42.1% as of December 31, 1993 compared to 42.7% at December 31, 1992.

   On April 26, 1993, the Company sold $75,000,000 of Thirty-one Year 7 1/4% Debentures through a public offering. The debentures are not redeemable by the Company prior to April 15, 2003. The net proceeds were used to redeem $75,000,000 of Forty Year 8 3/4% Debentures. This refinancing will reduce annual interest costs on the refinanced debt by approximately $1,100,000.

   On July 21, 1993, the Company sold $100,000,000 of Twelve Year 6 1/8% Debentures, through a public offering. The debentures are not redeemable by the Company prior to maturity. On July 23, 1993, the Company sold $125,000,000 of Thirty-two Year 7% Debentures through a public offering. These debentures are not redeemable by the Company prior to July 15, 2003. The net proceeds from these two issuances were used to redeem $125,000,000 of Forty Year 8 1/2% Debentures and $100,000,000 of Thirty-five Year 8 5/8% Debentures. These refinancings will reduce annual interest costs on the refinanced debt by approximately $4,300,000.

   As of December 31, 1993, the Company had $100,000,000 outstanding under a shelf registration statement filed with the Securities and Exchange Commission.

                         BELL ATLANTIC - VIRGINIA, INC.


                                    PART II


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information required by this Item is set forth on pages F-1 through F-24.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          (Omitted pursuant to General Instruction J(2).)


ITEM 11.  EXECUTIVE COMPENSATION

          (Omitted pursuant to General Instruction J(2).)


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          (Omitted pursuant to General Instruction J(2).)


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          (Omitted pursuant to General Instruction J(2).)


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)  The following documents are filed as part of this report:

       (1)  Financial Statements

            See Index to Financial Statements and Financial Statement Schedules appearing on Page F-1.


       (2)  Financial Statement Schedules

            See Index to Financial Statements and Financial Statement Schedules appearing on Page F-1.

                         BELL ATLANTIC - VIRGINIA, INC.


                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

     (3)   Exhibits

           Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto.

           Exhibit Number (Referenced to Item 601 of Regulation S-K)
           ---------------------------------------------------------


     3a Certificate of Incorporation of the registrant, as amended July 28, 1977. (Exhibit (3)a to the registrant's Annual Report on Form 10-K for the year ended December 31, 1985, File No. 1-6964.)

     3a(i) Certificate of Amendment to the registrant's Certificate of Incorporation, as amended August 24, 1990. (Exhibit 3a(1) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-6964.)

     3a(ii) Certificate of Amendment to the registrant's Certificate of Incorporation, adopted December 31, 1993 and filed January 13, 1994.

     3b    By-Laws of the registrant, as amended October 1, 1993.

     4 No instrument which defines the rights of holders of long-term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

     10a Agreement Concerning Contingent Liabilities, Tax Matters and Termination of Certain Agreements among AT&T, Bell Atlantic Corporation, the Bell Atlantic Corporation telephone subsidiaries, and certain other parties, dated as of November 1, 1983. (Exhibit 10a to Bell Atlantic Corporation Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8606.)

     10b Agreement among Bell Atlantic Network Services, Inc. and the Bell Atlantic Corporation telephone subsidiaries, dated November 7, 1983. (Exhibit 10b to Bell Atlantic Corporation Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8606.)

     23    Consent from Coopers & Lybrand.

     24    Powers of attorney.


(b)  Reports on Form 8-K:

     There were no Current Reports on Form 8-K filed during the quarter ended December 31, 1993.

                         BELL ATLANTIC - VIRGINIA, INC.


                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                    Bell Atlantic - Virginia, Inc.




                                    By    /s/ O. Riley Young, Jr.
                                       ----------------------------------
                                              O. Riley Young, Jr.
                                              Controller



March 29, 1994


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THIS REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                                        ____
Principal Executive Officer:                )
                                            )
    Hugh R. Stallard     President and      )
                         Chief Executive    )
                         Officer            )
                                            )
Principal Financial Officer and Controller: )
                                            )
    O. Riley Young, Jr.  Controller         )
                                            )
                                            )
                                            ) By  /s/ O. Riley Young, Jr.
Directors:                                  )     ------------------------------
                                            )         O. Riley Young, Jr.
    William R. Battle                       )         (individually and as
    Paula P. Brownlee                       )          attorney-in-fact)
    Warner F. Brundage, Jr.                 )          March 29, 1994
    John T. Losier                          )
    C. Coleman McGehee                      )
    Josiah P. Rowe, III                     )
    Dwight C. Schar                         )
    Hugh R. Stallard                        )
    Harrison B. Wilson                      )
                                        ____)

                         BELL ATLANTIC - VIRGINIA, INC.


        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                            Page
                                                            ----
Report of Independent Accountants.........................  F-2

Statements of Income and Reinvested Earnings
   For the years ended December 31, 1993, 1992, and 1991..  F-3

Balance Sheets - December 31, 1993 and 1992...............  F-4

Statements of Cash Flows
   For the years ended December 31, 1993, 1992, and 1991..  F-6

Notes to Financial Statements.............................  F-7

Schedule V - Plant, Property and Equipment
   For the years ended December 31, 1993, 1992, and 1991..  F-18

Schedule VI - Accumulated Depreciation
   For the years ended December 31, 1993, 1992, and 1991..  F-22

Schedule VIII - Valuation and Qualifying Accounts
   For the years ended December 31, 1993, 1992, and 1991..  F-23

Schedule X - Supplementary Income Statement Information
   For the years ended December 31, 1993, 1992, and 1991..  F-24



Financial statement schedules other than those listed above have been omitted either because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

                         BELL ATLANTIC - VIRGINIA, INC.


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareowner of Bell Atlantic - Virginia, Inc.


   We have audited the financial statements and the financial statement schedules of Bell Atlantic - Virginia, Inc. as listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bell Atlantic - Virginia, Inc. as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

   As discussed in Notes 1, 4 and 5 to the financial statements, the Company changed its method of accounting for income taxes and postemployment benefits in 1993 and postretirement benefits other than pensions in 1991.



                                                /s/   COOPERS & LYBRAND



2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 7, 1994

                         BELL ATLANTIC - VIRGINIA, INC.


                  STATEMENTS OF INCOME AND REINVESTED EARNINGS
                        FOR THE YEARS ENDED DECEMBER 31
                             (DOLLARS IN THOUSANDS)

                                              1993        1992        1991
                                           ----------  ----------  ----------
OPERATING REVENUES
Local service............................  $  892,070  $  855,783  $  819,402
 Network access..........................     532,472     511,717     520,911
 Toll service............................     129,282     123,922     126,333
 Directory advertising, billing
  services and other (including $16,631,
  $16,454, and $15,589 from affiliates)..     291,487     271,870     261,075
 Provision for uncollectibles............     (15,495)    (14,575)    (12,542)
                                           ----------  ----------  ----------
                                            1,829,816   1,748,717   1,715,179
                                           ----------  ----------  ----------

OPERATING EXPENSES
 Employee costs, including benefits
  and taxes..............................     391,402     369,239     384,251
 Depreciation and amortization...........     380,437     326,119     350,561
 Taxes other than income.................      51,744      50,619      46,317
 Other (including $318,844, $300,035,
  and $295,520 to affiliates)............     544,270     533,873     522,257
                                           ----------  ----------  ----------
                                            1,367,853   1,279,850   1,303,386
                                           ----------  ----------  ----------
NET OPERATING REVENUES...................     461,963     468,867     411,793
                                           ----------  ----------  ----------
OPERATING INCOME TAXES
 Federal.................................     109,478      96,856      85,430
 State...................................      25,842      26,873      24,389
                                           ----------  ----------  ----------
                                              135,320     123,729     109,819
                                           ----------  ----------  ----------
OPERATING INCOME.........................     326,643     345,138     301,974
                                           ----------  ----------  ----------
OTHER INCOME (EXPENSE)
 Allowance for funds used during
  construction...........................       3,580       3,835       2,871
 Miscellaneous - net.....................      (3,408)        825      (1,701)
                                           ----------  ----------  ----------
                                                  172       4,660       1,170
                                           ----------  ----------  ----------
INTEREST EXPENSE (including $590,
  $2,343 and $6,893 to affiliate)........      72,710      79,542      87,397
                                           ----------  ----------  ----------
INCOME BEFORE EXTRAORDINARY ITEM AND
 CUMULATIVE EFFECT OF CHANGES IN
 ACCOUNTING PRINCIPLES...................     254,105     270,256     215,747

EXTRAORDINARY ITEM
 Early Extinguishment of Debt,
  Net of Tax.............................      (9,734)    (11,655)        ---

CUMULATIVE EFFECT OF CHANGES IN
 ACCOUNTING PRINCIPLES
  Postemployment Benefits, Net of Tax....      (9,205)        ---         ---
  Postretirement Benefits Other Than
   Pensions, Net of Tax..................         ---         ---    (224,083)
                                           ----------  ----------  ----------
NET INCOME (LOSS)........................  $  235,166  $  258,601  $   (8,336)
                                           ==========  ==========  ==========
REINVESTED EARNINGS
 At beginning of year....................  $  431,875  $  365,315  $  558,047
 Add:  net income (loss).................     235,166     258,601      (8,336)
                                           ----------  ----------  ----------
                                              667,041     623,916     549,711
 Deduct:  dividends......................     228,005     191,943     184,381
          other changes..................         176          98          15
                                           ----------  ----------  ----------
 At end of year..........................  $  438,860  $  431,875  $  365,315
                                           ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

                         BELL ATLANTIC - VIRGINIA, INC.


                                BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                     DECEMBER 31,
                                                 --------------------
                                                   1993       1992
                                                 ---------  ---------
ASSETS
CURRENT ASSETS
 Accounts receivable:
  Customers and agents, net of allowances for
   uncollectibles of $16,537 and $16,675....... $  301,493  $  262,409
  Affiliates...................................     32,673      52,559
  Other........................................     12,585       8,175
 Material and supplies.........................      9,454      10,018
 Prepaid expenses..............................     36,833      37,245
 Deferred income taxes.........................     14,021      14,157
 Other.........................................      3,267       3,261
                                                ----------  ----------
                                                   410,326     387,824
                                                ----------  ----------

PLANT, PROPERTY AND EQUIPMENT
 In service....................................  4,793,223   4,631,739
 Under construction and other..................    102,559     101,272
                                                ----------  ----------
                                                 4,895,782   4,733,011
 Less accumulated depreciation.................  1,778,043   1,554,933
                                                ----------  ----------
                                                 3,117,739   3,178,078
                                                ----------  ----------

OTHER ASSETS ..................................    259,076      37,410
                                                ----------  ----------
TOTAL ASSETS .................................  $3,787,141  $3,603,312
                                                ==========  ==========


The accompanying notes are an integral part of these financial statements.

                         BELL ATLANTIC - VIRGINIA, INC.


                                BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                               DECEMBER 31,
                                           ---------------------
                                             1993        1992
                                           ---------   ---------
LIABILITIES AND SHAREOWNER'S INVESTMENT
CURRENT LIABILITIES
 Debt maturing within one year:
  Affiliate..............................  $  19,755  $   36,354
  Other..................................      1,202       1,607
 Accounts payable:
  Parent and affiliates..................    120,678     104,686
  Other..................................    203,571     187,482
 Accrued expenses:
  Vacation Pay...........................     28,057      26,439
  Interest...............................     20,412      20,415
  Taxes..................................     22,640      12,504
  Other..................................     50,743      33,900
 Advance billings and customer deposits..     60,049      57,129
                                          ----------  ----------
                                             527,107     480,516
                                          ----------  ----------
LONG-TERM DEBT...........................    935,293     933,995
                                          ----------  ----------
EMPLOYEE BENEFIT OBLIGATIONS.............    364,421     337,197
                                          ----------  ----------

DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes...................    344,177     381,434
 Unamortized investment tax credits......     77,521      91,113
 Other...................................    226,077      73,497
                                          ----------  ----------
                                             647,775     546,044
                                          ----------  ----------
COMMITMENTS (Note 3)

SHAREOWNER'S INVESTMENT
 Common stock - one share, without
  par value, owned by parent.............    873,685     873,685
 Reinvested earnings.....................    438,860     431,875
                                          ----------  ----------
                                           1,312,545   1,305,560
                                          ----------  ----------

TOTAL LIABILITIES AND SHAREOWNER'S
 INVESTMENT ............................. $3,787,141  $3,603,312
                                          ==========  ==========



The accompanying notes are an integral part of these financial statements.

                         BELL ATLANTIC - VIRGINIA, INC.


                           STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31
                             (DOLLARS IN THOUSANDS)

                                                     1993         1992        1991
                                                  ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)................................ $ 235,166    $ 258,601    $  (8,336)
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
   Depreciation and amortization.................   380,437      326,119      350,561
   Extraordinary item related to early
     extinguishment of debt, net of tax benefit..     9,734       11,655          ---
   Cumulative effect of changes in accounting
     principles..................................     9,205          ---      224,083
   Allowance for funds used during construction..    (3,580)      (3,835)      (2,871)
   Other items, net..............................       146          366          311
   Changes in certain assets and liabilities:
      Accounts receivable........................   (23,608)     (12,364)      (4,348)
      Material and supplies......................    (2,952)      (7,303)        (803)
      Other assets...............................   (20,913)      40,316      (22,273)
      Accounts payable and accrued taxes.........    25,701       74,279       18,657
      Deferred income taxes, net.................   (23,601)      (7,841)      (1,076)
      Unamortized investment tax credits.........   (13,592)     (11,352)     (12,662)
      Employee benefit obligations...............    14,619        3,812       13,412
      Other liabilities..........................    15,821        3,637        7,960
                                                  ---------    ---------    ---------

Net cash provided by operating activities........   602,583      676,090      562,615
                                                  ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant, property and equipment.......  (360,399)    (377,752)    (378,924)
Other plant-related changes......................    (3,554)       2,318          629
                                                  ---------    ---------    ---------

Net cash used in investing activities............  (363,953)    (375,434)    (378,295)
                                                  ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings.........................   297,707      296,864          ---
Principal repayments of
 capital lease obligations.......................    (1,609)      (2,257)      (2,068)
Early extinguishment of debt and related
 call premium....................................  (310,970)    (315,660)         ---
Net change in note payable to affiliate..........   (16,599)     (83,446)      35,435
Dividends paid...................................  (228,005)    (191,943)    (184,381)
Net change in outstanding checks drawn on
 controlled disbursement accounts................    20,846       (4,214)     (33,306)
                                                  ---------    ---------    ---------

Net cash used in financing activities............  (238,630)    (300,656)    (184,320)
                                                  ---------    ---------    ---------

NET CHANGE IN CASH...............................       ---          ---          ---

CASH, BEGINNING OF YEAR..........................       ---          ---          ---
                                                  ---------    ---------    ---------

CASH, END OF YEAR................................ $     ---    $     ---    $     ---
                                                  =========    =========    =========




The accompanying notes are an integral part of these financial statements.

                         BELL ATLANTIC - VIRGINIA, INC.


                         NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

   Bell Atlantic - Virginia, Inc. (formerly The Chesapeake and Potomac Telephone Company of Virginia (the Company), a wholly owned subsidiary of Bell Atlantic Corporation (Bell Atlantic), maintains its accounts in accordance with the Uniform System of Accounts (USOA) prescribed by the Federal Communications Commission (FCC) and makes certain adjustments necessary to present the accompanying financial statements in accordance with generally accepted accounting principles applicable to regulated entities. Such principles differ in certain respects from those used by unregulated entities, but are required to appropriately reflect the financial and economic impacts of regulation and the ratemaking process. Significant differences resulting from the application of these principles are disclosed elsewhere in these Notes to Financial Statements where appropriate.

REVENUE RECOGNITION

   Revenues are recognized as earned on the accrual basis, which is generally when services are rendered based on the usage of the Company's local exchange network and facilities.

CASH AND CASH EQUIVALENTS

   The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

MATERIAL AND SUPPLIES

   New and reusable materials are carried in inventory, principally at average original cost, except that specific costs are used in the case of large individual items. Nonreusable material is carried at estimated salvage value.

PREPAID DIRECTORY

   Costs of directory production and advertising sales are deferred until the directory is published. Such costs are amortized to expense and the related advertising revenues are recognized over the average life of the directory, which is generally 12 months.

PLANT AND DEPRECIATION

   The Company's provision for depreciation is based principally on the remaining life method of depreciation and straight-line composite rates. The provision for depreciation is based on the following estimated remaining service lives: buildings, 25 to 35 years; central office equipment, 1 to 10 years; telephone instruments and related equipment, 7 to 8 years; poles, 16 years; cable and wiring, 11 to 15 years; conduit, 41 years; office equipment and furniture, 5 to 9 years; and vehicles and other work equipment, 4 to 10 years. This method provides for the recovery of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining service lives authorized by regulatory commissions. Depreciation expense also includes amortization of certain classes of telephone plant (and certain identified depreciation reserve deficiencies) over periods authorized by regulatory commissions.

   When depreciable plant is replaced or retired, the amounts at which such plant has been carried in plant, property and equipment are removed from the respective accounts and charged to accumulated depreciation, and any gains or losses on disposition are amortized over the remaining service lives of the remaining net investment in telephone plant.

                         BELL ATLANTIC - VIRGINIA, INC.


MAINTENANCE AND REPAIRS

   The cost of maintenance and repairs of plant, including the cost of replacing minor items not constituting substantial betterments, is charged to operating expenses.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

   Regulatory commissions allow the Company to record an allowance for funds used during construction, which includes both interest and equity return components, as a cost of plant and as an item of other income. Such income is not recovered in cash currently, but will be recoverable over the service life of the plant through higher depreciation expense recognized for regulatory purposes.

EMPLOYEE RETIREMENT BENEFITS

 Pension Plans

   Substantially all employees of the Company are covered under multi-employer noncontributory defined pension benefit plans sponsored by Bell Atlantic and its subsidiaries, including the Company. The Company uses the projected unit credit actuarial cost method for determining pension cost for financial reporting purposes. Amounts contributed to the Company's pension plans are actuarially determined, principally under the aggregate cost actuarial method, and are subject to applicable federal income tax regulations.

 Postretirement Benefits Other Than Pensions

   Substantially all employees of the Company are covered under postretirement health and life insurance benefit plans.

   Effective January 1, 1991, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires accrual accounting for all postretirement benefits other than pensions. Under the prescribed accrual method, the Company's obligation for these postretirement benefits is to be fully accrued by the date employees attain full eligibility for such benefits.

   A portion of the postretirement accrued benefit obligation is contributed to 501(c)(9) trusts and 401h accounts under applicable federal income tax regulations. The amounts contributed to these trusts and accounts are actuarially determined, principally under the aggregate cost actuarial method.

 Postemployment Benefits

   The Company provides employees with postemployment benefits such as disability, benefits, workers' compensation, and severance pay.

   Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," which requires accrual accounting for the estimated cost of benefits provided to former or inactive employees after employment but before retirement. Prior to 1993, the cost of these benefits was charged to expense as the benefits were paid.

INCOME TAXES

   Bell Atlantic and its domestic subsidiaries, including the Company, file a consolidated federal income tax return.

   Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement No. 109), which requires the determination of deferred taxes using the liability method. Under the liability method, deferred taxes are provided on book and tax basis differences and deferred tax balances are adjusted to reflect enacted changes in income tax rates.

                         BELL ATLANTIC - VIRGINIA, INC.


   The consolidated amount of current and deferred tax expense is allocated by applying the provisions of Statement No. 109 to each subsidiary as if it were a separate taxpayer.

   Prior to 1993, the Company accounted for income taxes based on the provisions of Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes" (APB No. 11). Under APB No. 11, deferred taxes were generally provided to reflect the effect of timing differences on the recognition of revenue and expense determined for financial and income tax reporting purposes.

   The Tax Reform Act of 1986 repealed the investment tax credit (ITC) as of January 1, 1986, subject to certain transitional rules. ITCs were deferred and are being amortized as a reduction to income tax expense over the estimated service lives of the related assets.

RECLASSIFICATIONS

   Certain reclassifications of prior years' data have been made to conform to 1993 classifications.

2. DEBT

LONG-TERM

   Long-term debt consists principally of debentures issued by the Company. Interest rates and maturities of the amounts outstanding at December 31 are as follows:

                                                  1993         1992
                                               -----------  -----------
                                                (DOLLARS IN THOUSANDS)

Ten year 7 1/8%, due 2002....................    $100,000     $100,000
Thirty-nine year 5 1/4%, due 2005............      50,000       50,000
Twelve year 6 1/8%, due 2005.................     100,000          ---
Forty year 5 5/8%, due 2007..................      65,000       65,000
Forty year 6 3/4%, due 2008..................      70,000       70,000
Thirty-five year 8 5/8%, due 2009............         ---      100,000
Forty year 8 3/4%, due 2010..................         ---       75,000
Twenty year 7 5/8%, due 2012.................     100,000      100,000
Forty year 7 1/4%, due 2012..................      50,000       50,000
Thirty year 7 7/8%, due 2022.................     100,000      100,000
Thirty-one year 7 1/4%, due 2024.............      75,000          ---
Thirty-two year 7%, due 2025.................     125,000          ---
Forty year 8 1/2%, due 2026..................         ---      125,000
Forty year 8 3/8%, due 2029..................     100,000      100,000
                                                 --------     --------
                                                  935,000      935,000

Unamortized discount and premium, net........      (5,498)      (7,999)
Capital lease obligations - average rate
  12.1% and 12.2%............................       6,993        8,601
                                                 --------     --------
    Total long-term debt, including current
      maturities.............................     936,495      935,602
Less maturing within one year................       1,202        1,607
                                                 --------     --------
Total long-term debt.........................    $935,293     $933,995
                                                 ========     ========

 Long-term debt outstanding at December 31, 1993 includes $235,000,000 that is callable by the Company. The call prices range from 102.5% to 101.3% of face value, depending upon the remaining term to maturity of the issue. In addition, long-term debt includes $100,000,000 that will become redeemable only on October 1, 1999 at the option of the holders. The redemption prices will be 100% of face value, plus accrued interest.

                         BELL ATLANTIC - VIRGINIA, INC.


 On April 26, 1993, the Company issued $75,000,000 of Thirty-one Year 7 1/4% Debentures, due April 15, 2024, through a public offering. The debentures are not redeemable by the Company prior to April 15, 2003. The net proceeds from this issue were used to redeem, on May 13, 1993, $75,000,000 of Forty Year 8 3/4% Debentures due March 1, 2010 at a call price equal to 103.38% of the principal amount of the issue. As a result of the early extinguishment of this debt, the Company recorded a charge of $2,530,000, before an income tax benefit of $960,000.

 On July 21, 1993, the Company sold $100,000,000 of Twelve Year 6 1/8% Debentures, due July 15, 2005, through a public offering. The debentures are not redeemable by the Company prior to maturity. On July 23, 1993, the Company sold $125,000,000 of Thirty-two Year 7% Debentures, due July 15, 2025, through a public offering. These debentures are not redeemable by the Company prior to July 15, 2003. A portion of the proceeds from these issuances was used to redeem, on August 9, 1993, $125,000,000 of Forty Year 8 1/2% Debentures, due September 1, 2026, at a call price of 104.30% of the principal amount, plus accrued interest from March 1, 1993. The remainder of the proceeds was used to redeem, on August 16, 1993, $100,000,000 of Thirty-Five Year 8 5/8% Debentures, due April 1, 2009, at a call price of 103.06% of the principal amount, plus accrued interest from April 1, 1993. As a result of the early extinguishment of these debentures, which were called on July 9, 1993 and July 16, 1993, respectively, the Company recorded a charge of $13,160,000, before an income tax benefit of $4,996,000.

 In 1992, the Company recorded an extraordinary charge associated with the early extinguishment of debentures called by the Company of $11,655,000, net of an income tax benefit of $7,131,000.

 At December 31, 1993, the Company had $100,000,000 outstanding under a shelf registration statement filed with the Securities and Exchange Commission.

 The fair value of long-term debt is estimated based on quoted market prices for the same or similar issues. At December 31, 1993 and 1992, the fair value of the Company's long-term debt, excluding unamortized discount and premium and capital lease obligations, is estimated at $969,000,000 and $930,000,000, respectively.

MATURING WITHIN ONE YEAR

 Debt maturing within one year consists of the following at December 31:

                                                                  WEIGHTED AVERAGE
                                                                   INTEREST RATES**
                                                                  ----------------
                                     1993     1992      1991      1993  1992  1991
                                   -------  --------  --------    ----  ----  ----
                                      (DOLLARS IN THOUSANDS)

Note payable to affiliate ....... $ 19,755  $ 36,354  $119,800     3.3%  3.6%  5.0%
                                                                   ===   ===   ===
Capital lease obligations........    1,202     1,607     2,619
                                  --------  --------  --------
Total ........................... $ 20,957  $ 37,961  $122,419
                                  ========  ========  ========
Average amount of note
 payable outstanding
 during the year * .............. $ 18,577  $ 60,728  $114,383     3.2%  3.9%  6.0%
                                                                   ===   ===   ===
Maximum amount of note
 payable at any month-end
 during the year ................ $ 34,492  $118,500  $156,217

*  Amounts represent average daily face amount of the note.
** Weighted average interest rates are computed by dividing the average daily face amount of the note into the aggregate related interest expense.

   At December 31, 1993, the Company had an unused line of credit balance of $180,200,000 with an affiliate, Bell Atlantic Network Funding Corporation (BANFC) (Note 7).

   At December 31, 1993 and 1992, the carrying amount of debt maturing within one year, excluding capital lease obligations, approximates fair value.

                         BELL ATLANTIC - VIRGINIA, INC.


3.  LEASES

   The Company has entered into both capital and operating leases for facilities and equipment used in operations. Plant, property and equipment included capital leases of $18,166,000 and $18,187,000 and related accumulated amortization of $11,193,000 and $9,590,000 at December 31, 1993 and 1992,
respectively. The Company incurred no initial capital lease obligations in 1993, as compared to $69,000 in 1992, and $3,704,000 in 1991.

   Total rent expense amounted to $68,512,000 in 1993, $68,434,000 in 1992, and $66,803,000 in 1991. Of these amounts, the Company incurred rent expense of $30,993,000, $31,280,000, and $33,232,000 in 1993, 1992, and 1991, respectively, from affiliated companies.

   At December 31, 1993, the aggregate minimum rental commitments under noncancelable leases for the periods shown are as follows:


     YEARS                        CAPITAL LEASES  OPERATING LEASES
     -----                        --------------  ----------------
                                       (DOLLARS IN THOUSANDS)

     1994.......................         $ 2,230           $12,883
     1995.......................           1,730            11,794
     1996.......................           2,436            11,459
     1997.......................             617            11,149
     1998.......................             681            10,500
     Thereafter.................           2,517            24,061
                                         -------           -------
     Total......................          10,211           $81,846
                                                           =======

     Less imputed interest and
      executory costs...........           3,218
                                         -------
     Present value of net
      minimum lease payments....           6,993
     Less current installments..           1,202
                                         -------
     Long-term obligation at
      December 31, 1993.........         $ 5,791
                                         =======

4.  EMPLOYEE BENEFITS

PENSION PLANS

   Substantially all of the Company's management and associate employees are covered under multi-employer noncontributory defined benefit pension plans sponsored by Bell Atlantic and its subsidiaries, including the Company. The pension benefit formula is based on a flat dollar amount per year of service according to job classification under the associate plan and a stated percentage of adjusted career average earnings under the plans for management employees. The Company's objective in funding the plans is to accumulate funds at a relatively stable level over participants' working lives so that benefits are fully funded at retirement. Plan assets consist principally of investments in domestic and foreign corporate equity securities, U.S. and foreign Government and corporate debt securities, and real estate.

   Aggregate pension cost for the plans is as follows:


                                              YEARS ENDED DECEMBER 31,
                                           ------------------------------
                                             1993       1992       1991
                                           --------   --------   --------
                                              (DOLLARS IN THOUSANDS)

   Pension cost ........................   $12,828    $14,824    $13,729
                                           =======    =======    =======

   Pension cost as a percentage of
    salaries and wages .................       4.5%        4.3%      4.0%
                                           =======     =======   =======

                         BELL ATLANTIC - VIRGINIA, INC.


 The decrease in pension cost in 1993 is due to the net effect of the elimination of one-time charges associated with special termination benefits that were recognized in the preceding years, favorable investment experience, and changes in plan demographics due to retirement and severance programs.

 In 1992, the Company recognized $6,021,000 of special termination benefit costs related to the early retirement of associate employees. The special termination benefit costs and the net effect of changes in plan provisions, certain actuarial assumptions, and the amortization of actuarial gains and losses related to demographic and investment experience increased pension cost in 1992. A change in the expected long-term rate of return on plan assets resulted in a $7,985,000 reduction in pension cost (which reduced operating expenses by $6,862,000 after capitalization of amounts related to the construction program) and substantially offset the 1992 cost increase.

 Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" (Statement No. 87) requires a comparison of the actuarial present value of projected benefit obligations with the fair value of plan assets, the disclosure of the components of net periodic pension costs and a reconciliation of the funded status of the plans with amounts recorded on the balance sheets. The Company participates in multi-employer plans and therefore, such disclosures are not presented for the Company because the structure of the plans does not allow for the determination of this information on an individual participating company basis.

 Significant actuarial assumptions are as follows:

                                                   1993     1992   1991
                                                   ----     ----   ----
Discount rate used to measure the
  projected benefit obligation ..................  7.25%    7.75%  7.75%
Assumed rate of future increases in
  compensation levels ...........................  5.25%    5.25%  5.25%
Expected long-term rate of return on plan
  assets used to calculate pension cost .........  8.25%    8.25%  7.50%

 The Company in the past has entered into collective bargaining agreements with unions representing certain employees and expects to do so in the future. Pension benefits have been included in these agreements and improvements in benefits have been made from time to time. Additionally, the Company has amended the benefit formula under pension plans maintained for its management employees. Expectations with respect to future amendments to the Company's pension plans have been reflected in determining the Company's pension cost under Statement No. 87.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

 Effective January 1, 1991, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," (Statement No. 106). Statement No. 106 requires accrual accounting for all postretirement benefits other than pensions. Under the prescribed accrual method, the Company's obligation for these postretirement benefits is to be fully accrued by the date employees attain full eligibility for such benefits.

 In conjunction with the adoption of Statement No. 106, the Company elected, for financial reporting purposes, to recognize immediately the accumulated postretirement benefit obligation for current and future retirees, net of the fair value of plan assets and recognized accrued postretirement benefit cost (transition obligation), in the amount of $224,083,000, net of a deferred income tax benefit of $137,108,000.

 For purposes of measuring the interstate rate of return achieved by the Company, the Federal Communications Commission (FCC) permits recognition of postretirement benefit costs, including amortization of the transition obligation, in accordance with the prescribed accrual method included in Statement No. 106. In January 1993, the FCC denied adjustments to the interstate price cap formula which would have permitted tariff increases to reflect the incremental postretirement benefit cost resulting from the adoption of Statement No. 106.

                         BELL ATLANTIC - VIRGINIA, INC.


 For intrastate ratemaking purposes, the Virginia State Corporation Commission issued an order on December 30, 1992, which permits recognition of accrued postretirement benefit costs, including the amortization of the transition obligation, for rate of return measurement purposes, so long as recognition of such costs does not cause the Company to seek a rate increase.

 Pursuant to Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71), a regulatory asset associated with the recognition of the transition obligation was not recorded because of uncertainties as to the timing and extent of recovery given the Company's assessment of its long-term competitive environment.

 Substantially all of the Company's management and associate employees are covered under postretirement health and life insurance benefit plans sponsored by Bell Atlantic and certain of its subsidiaries, including the Company. The determination of benefit plan cost for postretirement health benefit plans is based on comprehensive hospital, medical, surgical and dental benefit plan provisions. The postretirement life insurance benefit formula used in the determination of postretirement benefit cost is primarily based on annual basic pay at retirement.

 The Company funds the postretirement health and life insurance benefits of current and future retirees. Plan assets consist principally of investments in domestic and foreign corporate equity securities, and U.S. Government and corporate debt securities.

 The aggregate postretirement benefit cost for the years ended December 31, 1993, 1992, and 1991 was $34,769,000, $30,070,000, and $29,327,000,
respectively. As a result of the 1992 collective bargaining agreements, Bell Atlantic amended the postretirement medical benefit plan for associate employees and certain associate retirees of the Company. The increases in the postretirement benefit cost between 1993 and 1991 were primarily due to the change in benefit levels and claims experience. Also contributing to these increases were changes in actuarial assumptions and demographic experience.

 Statement No. 106 requires a comparison of the actuarial present value of projected benefit obligations with the fair value of plan assets, the disclosure of the components of net periodic postretirement benefit costs, and a reconciliation of the funded status of the plan with amounts recorded on the balance sheets. The Company participates in multi-employer plans and therefore, such disclosures are not presented for the Company because the structure of the plans does not provide for the determination of this information on an individual participating company basis.

 The assumed discount rate used to measure the accumulated postretirement benefit obligation was 7.25% at December 31, 1993 and 7.75% at December 31, 1992. The assumed rate of future increases in compensation levels was 5.25% at December 31, 1993 and 1992. The expected long-term rate of return on plan assets was 8.25% for 1993 and 1992 and 7.5% for 1991. The medical cost trend rate in 1993 was approximately 13.0%, grading down to an ultimate rate in 2003 of approximately 5.0%. The dental cost trend rate in 1993 and thereafter is approximately 4.0%.

 Postretirement benefits other than pensions have been included in collective bargaining agreements and have been modified from time to time. The Company has periodically modified benefits under the plans maintained for its management employees. Expectations with respect to future amendments to the Company's postretirement plans have been reflected in determining the Company's postretirement benefit costs under Statement No. 106.

POSTEMPLOYMENT BENEFITS

 Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement No. 112). Statement No. 112 requires accrual accounting for the estimated cost of benefits provided to former or inactive employees after employment but before retirement. This change principally affects the Company's accounting for disability and workers' compensation benefits, which previously were charged to expense as the benefits were paid.

                         BELL ATLANTIC - VIRGINIA, INC.


 The cumulative effect at January 1, 1993 of adopting Statement No. 112 reduced net income by $9,205,000, net of a deferred income tax benefit of $5,633,000. The adoption of Statement No. 112 did not have a significant effect on the Company's ongoing level of operating expense in 1993.


5.  INCOME TAXES

 Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement No. 109). Statement No. 109 requires the determination of deferred taxes using the liability method. Under the liability method, deferred taxes are provided on book and tax basis differences and deferred tax balances are adjusted to reflect enacted changes in income tax rates. Prior to 1993, the Company accounted for income taxes based on the provisions of Accounting Principles Board Opinion No. 11.

 Statement No. 109 has been adopted on a prospective basis and amounts presented for prior years have not been restated. As of January 1, 1993, the Company recorded a charge to income of $211,000, representing the cumulative effect of adopting Statement No. 109, which has been reflected in Operating Income Taxes in the Statement of Income and Reinvested Earnings.

 Upon adoption of Statement No. 109, the effects of required adjustments to deferred tax balances were primarily deferred on the balance sheet as regulatory assets and liabilities in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71). At January 1, 1993, the Company recorded income tax-related regulatory assets totaling $154,198,000 in Other Assets. These regulatory assets represent the anticipated future regulatory recognition of the Statement No. 109 adjustments to recognize (i) temporary differences for which deferred taxes had not been provided and (ii) the increase in the deferred state tax liability which resulted from increases in state income tax rates subsequent to the dates the deferred taxes were recorded. In addition, income tax-related regulatory liabilities totaling $177,295,000 were recorded in Deferred Credits and Other Liabilities - Other. These regulatory liabilities represent the anticipated future regulatory recognition of the Statement No. 109 adjustments to recognize (i) a reduced deferred tax liability resulting from decreases in federal income tax rates subsequent to the dates the deferred taxes were recorded and (ii) a deferred tax benefit required to recognize the effects of the temporary differences attributable to the Company's policy of accounting for investment tax credits using the deferred method. These deferred taxes and regulatory assets and liabilities have been increased for the tax effect of future revenue requirements. These regulatory assets and liabilities are amortized at the time the related deferred taxes are recognized in the ratemaking process.

 Prior to the adoption of Statement No. 109, the Company had income tax timing differences for which deferred taxes had not been provided pursuant to the ratemaking process of $90,948,000 and $83,856,000 at December 31, 1992 and 1991, respectively. These timing differences principally related to the allowance for funds used during construction and certain taxes and payroll-related construction costs capitalized for financial statement purposes, but deducted currently for income tax purposes, net of applicable depreciation.

 The Omnibus Budget Reconciliation Act of 1993, which was enacted in August 1993, increased the federal corporate income tax rate from 34% to 35%, effective January 1, 1993. In the third quarter of 1993, the Company recorded a net charge to the tax provision of $364,000, which included $3,496,000 charge for the nine month effect of the 1% rate increase, largely offset by a one-time net benefit of $3,132,000 related to adjustments to deferred tax assets associated with the postretirement benefit obligation of the Company.

 Pursuant to Statement No. 71, the effect of the income tax rate increase on the deferred tax balances was primarily deferred through the establishment of regulatory assets of $4,504,000 and the reduction of regulatory liabilities of $14,629,000. The Company did not recognize regulatory assets and liabilities related to the postretirement benefit obligation or the associated deferred income tax asset.

                         BELL ATLANTIC - VIRGINIA, INC.


 The components of income tax expense are as follows:


                              YEARS ENDED DECEMBER 31,
                           -------------------------------
                             1993       1992       1991
                           ---------  ---------  ---------
                               (DOLLARS IN THOUSANDS)
 Current:
   Federal...............  $151,171   $122,881   $105,458
   State.................    21,342     20,041     17,913
                           --------   --------   --------
                            172,513    142,922    123,371
                           --------   --------   --------
 Deferred:
   Federal...............   (28,101)   (14,673)    (7,551)
   State.................     4,500      6,832      6,476
                           --------   --------   --------
                            (23,601)    (7,841)    (1,075)
                           --------   --------   --------
                            148,912    135,081    122,296
 Investment tax credits..   (13,592)   (11,352)   (12,477)
                           --------   --------   --------

 Total...................  $135,320   $123,729   $109,819
                           ========   ========   ========

 Income tax expense (benefit) which relates to non-operating income and expense and is included in Miscellaneous-net was $(1,998,000), $496,000, and $(572,000) in 1993, 1992, and 1991, respectively.

 For the years ended December 31, 1992 and 1991, deferred income tax expense resulted from timing differences in the recognition of revenue and expense for financial and income tax accounting purposes. The sources of these timing differences and the tax effects of each were as follows:


                                                    YEARS ENDED DECEMBER 31,
                                                   --------------------------
                                                       1992          1991
                                                   -------------  -----------
                                                     (DOLLARS IN THOUSANDS)
Accelerated depreciation.........................      $ 10,732      $ 9,776
Employee benefits................................       (10,278)      (2,244)
Other, net.......................................        (8,295)      (8,607)
                                                       --------      -------
Total............................................      $ (7,841)     $(1,075)
                                                       ========      =======

 The provision for income taxes varies from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The difference is attributable to the following factors:


                                                  YEARS ENDED DECEMBER 31,
                                                  ------------------------
                                                   1993     1992     1991
                                                  ------   ------   ------

 Statutory federal income tax rate ..........     35.0%     34.0%    34.0%
 Investment tax credits .....................     (3.1)     (2.7)    (3.8)
 State income taxes, net of
  federal income tax benefits................      3.1       3.2      4.9
 Benefit of rate differential applied
  to reversing timing differences ...........     (1.6)     (2.2)    (3.1)
 Reversal of previously capitalized
  taxes and payroll-related
  construction costs.........................      1.5       (.1)     1.3
 Prior year tax adjustment...................      (.7)     (1.0)      --
 Other, net..................................       .2        .3       .3
                                                  ----      ----   ------
 Effective income tax rate ..................     34.4%     31.5%    33.6%
                                                  ====      ====   ======


                         BELL ATLANTIC - VIRGINIA, INC.


 At December 31, 1993, the significant components of deferred tax assets and liabilities were as follows:

                                                   DEFERRED TAX  DEFERRED TAX
                                                      ASSETS     LIABILITIES
                                                   ------------  ------------
                                                      (DOLLARS IN THOUSANDS)

Depreciation.....................................      $   ---     $592,100
Employee benefits ...............................       189,900        ---
Investment tax credits...........................        49,400        ---
Advance payments.................................         2,200        ---
Other............................................        25,200       4,800
                                                       --------    --------
Total ...........................................      $266,700    $596,900
                                                       ========    ========

 Total deferred tax assets include approximately $146,000,000 related to postretirement benefit costs recognized in accordance with Statement No. 106. This deferred tax asset will gradually be realized over the estimated lives of current retirees and employees.


6.  SUPPLEMENTAL CASH FLOW AND ADDITIONAL FINANCIAL INFORMATION

                                                    YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1993      1992      1991
                                                  --------  --------  --------
                                                     (DOLLARS IN THOUSANDS)
Supplemental Cash Flow Information:
  Interest paid, net of interest capitalized....  $ 69,415  $ 75,328  $ 85,154
  Income taxes paid.............................  $154,772  $136,783  $131,452

Additional Financial Information:
  Interest expense:
    Interest on long-term debt..................  $ 70,588  $ 76,550  $ 79,636
    Interest on note payable to affiliate.......       590     2,343     6,893
    Other.......................................     1,532       649       868
                                                  --------  --------  --------
  Total interest expense........................  $ 72,710  $ 79,542  $ 87,397
                                                  ========  ========  ========

 For the years ended December 31, 1993, 1992, and 1991, revenues generated from services provided to AT&T, principally network access, billing and collection, and sharing of network facilities, were $234,448,000, $254,148,000, and $265,336,000, respectively. At December 31, 1993 and 1992, Accounts receivable, net, included $17,391,000 and $18,962,000, respectively, from AT&T.

 Financial instruments that potentially subject the Company to concentrations of credit risk consist of trade receivables with AT&T, as noted above. Credit risk with respect to other trade receivables is limited due to the large number of customers included in the Company's customer base.

 At December 31, 1993 and 1992, $28,899,000 and $6,880,000 of negative cash balances were classified as Accounts payable, respectively.


7.  TRANSACTIONS WITH AFFILIATES

 The Company has contractual arrangements with an affiliated company, Bell Atlantic Network Services, Inc. (NSI), for the provision of various centralized corporate, administrative, planning, financial and other services. These arrangements serve to fulfill the common needs of Bell Atlantic's telephone subsidiaries on a centralized basis.

 In connection with these services, the Company recognized $285,066,000, $268,755,000, and $262,288,000 in operating expenses for the years ended December 31, 1993, 1992, and 1991, respectively. Included in these expenses were $22,367,000 in 1993, $30,077,000 in 1992, and $24,395,000 in 1991 billed to
NSI and allocated to the Company by Bell Communications Research, Inc., another affiliated company owned jointly by the seven regional holding companies. In 1991, these charges included $6,962,000, associated with NSI's adoption of Statement No. 106. In addition, in

                         BELL ATLANTIC - VIRGINIA, INC.


1991, the Company recognized a charge of $70,400,000 representing the Company's proportionate share of NSI's accrued transition obligation under Statement No. 106.

 In connection with the adoption of Statement No. 112 in 1993, the cumulative effect included $1,385,000, net of a deferred income tax benefit of $848,000, representing the Company's proportionate share of NSI's accrued cost of postemployment benefits at January 1, 1993.

 The Company has a contractual agreement with an affiliated company, BANFC, for the provision of short-term financing and cash management services. BANFC issues commercial paper and secures bank loans to fund the working capital requirements of the telephone subsidiaries and NSI and invests funds in temporary investments on their behalf. In connection with this arrangement, the Company recognized interest expense of $590,000, $2,343,000, and $6,893,000 in 1993, 1992, and 1991, respectively, and $513,000 and $371,000 in interest income in 1993 and 1992, respectively.

 In 1993, the Company received $16,631,000 in revenue from affiliates, principally related to rent received for the use of Company facilities and equipment, and paid $33,778,000 in other operating expenses to affiliated companies. These amounts were $16,454,000 and $31,280,000, respectively, in 1992 and $15,589,000 and $33,232,000, respectively, in 1991.

 On February 1, 1994, the Company declared and paid a dividend in the amount of $50,510,000 to Bell Atlantic.


8.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                       INCOME BEFORE
                                                       EXTRAORDINARY
                                                          ITEM AND
                                                         CUMULATIVE
                                 TOTAL        NET     EFFECT OF CHANGE
                               OPERATING   OPERATING   IN ACCOUNTING      NET
QUARTER ENDED                   REVENUES   REVENUES      PRINCIPLE       INCOME
- -------------                  ----------  ---------  ----------------  --------
                                           (DOLLARS IN THOUSANDS)
1993:
March 31.....................  $  439,691   $127,933      $ 69,568      $ 60,363
June 30......................     455,658    111,816        59,809        58,239
September 30.................     470,594    118,068        61,895        53,731
December 31..................     463,873    104,146        62,833        62,833
                               ----------   --------      --------      --------
Total........................  $1,829,816   $461,963      $254,105      $235,166
                               ==========   ========      ========      ========
1992:
March 31.....................  $  428,322   $123,051      $ 70,545      $ 62,212
June 30......................     442,711    124,963        70,871        70,871
September 30.................     438,903    123,224        69,222        69,222
December 31..................     438,781     97,629        59,618        56,296
                               ----------   --------      --------      --------
Total........................  $1,748,717   $468,867      $270,256      $258,601
                               ==========   ========      ========      ========

   Net income for the first quarter of 1993 has been restated to include a charge of $9,205,000, net of a deferred income tax benefit of $5,633,000, related to the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Note 4).

                         BELL ATLANTIC - VIRGINIA, INC.

                   SCHEDULE V - PLANT, PROPERTY AND EQUIPMENT
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                             (DOLLARS IN THOUSANDS)


- ------------------------------------------------------------------------------------------------------------------
                                               BALANCE AT   ADDITIONS                      OTHER
                                               BEGINNING     AT COST      RETIREMENTS     CHANGES     BALANCE AT
CLASSIFICATION                                 OF PERIOD     NOTE(a)        NOTE(b)       NOTE(c)    END OF PERIOD
- ---------------------------------------------  ----------  ------------  --------------  ----------  -------------

Land.........................................  $   13,359   $    541        $    122     $   (19)       $   13,759
Buildings....................................     262,918     14,102           4,406         (50)          272,564
Central Office Equipment.....................   1,984,691    220,508         142,103      (3,975)        2,059,121
Telephone Instruments and Related Equipment..      81,871      8,206           2,066       3,382            91,393
Poles........................................      75,585      2,256           1,118          (4)           76,719
Cable and Wiring.............................   1,645,999     85,332          36,071          44         1,695,304
Conduit......................................     289,568     10,640           1,018         ---           299,190
Office Equipment and Furniture...............     155,071     19,435          10,591        (224)          163,691
Vehicles and Other Work Equipment............      86,564      4,957           6,413          29            85,137
Other........................................      36,113      1,981           1,738         (11)           36,345
                                               ----------   --------        --------     -------        ----------
  Total In Service (c).......................   4,631,739    367,958         205,646        (828)        4,793,223

Plant Under Construction.....................      99,286        805             ---          14           100,105
Other........................................       1,986          1             ---         467             2,454
                                               ----------   --------        --------     -------        ----------

  Total Plant, Property and Equipment........  $4,733,011   $368,764        $205,646     $  (347)       $4,895,782
                                               ==========   ========        ========     =======        ==========




The notes on page F-21 are an integral part of this schedule.

                         BELL ATLANTIC - VIRGINIA, INC.

                   SCHEDULE V - PLANT, PROPERTY AND EQUIPMENT
                      FOR THE YEAR ENDED DECEMBER 31, 1992
                             (DOLLARS IN THOUSANDS)


- ------------------------------------------------------------------------------------------------------------------
                                               BALANCE AT   ADDITIONS                      OTHER
                                               BEGINNING     AT COST      RETIREMENTS     CHANGES     BALANCE AT
CLASSIFICATION                                 OF PERIOD     NOTE(a)        NOTE(b)       NOTE(d)    END OF PERIOD
- ---------------------------------------------  ----------  ------------  --------------  ----------  -------------

Land.........................................  $   13,464   $     34        $    139     $   ---        $   13,359
Buildings....................................     254,540     11,049           2,671         ---           262,918
Central Office Equipment.....................   1,913,350    217,194         145,853         ---         1,984,691
Telephone Instruments and Related Equipment..      83,779      7,421           9,329         ---            81,871
Poles........................................      73,487      2,548             450         ---            75,585
Cable and Wiring.............................   1,966,071     97,553         417,625         ---         1,645,999
Conduit......................................     280,596     11,091           2,119         ---           289,568
Office Equipment and Furniture...............     148,883     21,199          15,011         ---           155,071
Vehicles and Other Work Equipment............      84,969      6,814           5,219         ---            86,564
Other........................................      37,188      1,684           2,759         ---            36,113
                                               ----------   --------        --------     -------        ----------
  Total In Service (c).......................   4,856,327    376,587         601,175         ---         4,631,739

Plant Under Construction.....................      91,886      7,400             ---         ---            99,286
Other........................................       1,389        597             ---         ---             1,986
                                               ----------   --------        --------     -------        ----------

  Total Plant, Property and Equipment........  $4,949,602   $384,584        $601,175     $   ---        $4,733,011
                                               ==========   ========        ========     =======        ==========



The notes on page F-21 are an integral part of this schedule.

                         BELL ATLANTIC - VIRGINIA, INC.

                   SCHEDULE V - PLANT, PROPERTY AND EQUIPMENT
                      FOR THE YEAR ENDED DECEMBER 31, 1991
                             (DOLLARS IN THOUSANDS)


- ------------------------------------------------------------------------------------------------------------------
                                               BALANCE AT   ADDITIONS                      OTHER
                                               BEGINNING     AT COST      RETIREMENTS     CHANGES     BALANCE AT
CLASSIFICATION                                 OF PERIOD     NOTE(a)        NOTE(b)       NOTE(d)    END OF PERIOD
- ---------------------------------------------  ----------  ------------  --------------  ----------  -------------

Land.........................................  $   13,428   $     30        $      2       $   8      $   13,464
Buildings....................................     241,127     15,674           2,251         (10)        254,540
Central Office Equipment.....................   1,845,596    215,049         146,452        (843)      1,913,350
Telephone Instruments and Related Equipment..      78,770     11,041           6,761         729          83,779
Poles........................................      71,897      3,556           1,968           2          73,487
Cable and Wiring.............................   1,927,091    101,050          61,610        (460)      1,966,071
Conduit......................................     271,023     12,023           2,414         (36)        280,596
Office Equipment and Furniture...............     145,732     15,758          12,462        (145)        148,883
Vehicles and Other Work Equipment............      81,169     10,230           6,524          94          84,969
Other........................................      36,933      5,916           5,664           3          37,188
                                               ----------   --------        --------       -----      ----------
  Total In Service (c).......................   4,712,766    390,327         246,108        (658)      4,856,327

Plant Under Construction.....................      93,414     (1,456)             72         ---          91,886
Other........................................         906        554              64          (7)          1,389
                                               ----------   --------        --------       -----      ----------

  Total Plant, Property and Equipment........  $4,807,086   $389,425        $246,244       $(665)     $4,949,602
                                               ==========   ========        ========       =====      ==========




The notes on page F-21 are an integral part of this schedule.

                         BELL ATLANTIC - VIRGINIA, INC.

              NOTES TO SCHEDULE V - PLANT, PROPERTY AND EQUIPMENT


- -----------------

(a) These additions include (1) the original cost (estimated if not specifically determinable) of reused material, which is concurrently credited to material and supplies, and (2) allowance for funds used during construction. Transfers between Plant in Service, Plant Under Construction and Other are also included in Additions at Cost.

(b) Items of plant, property and equipment are deducted from the property accounts when retired or sold at the amounts at which they are included therein, estimated if not specifically determinable.

(c) The Company's provision for depreciation is principally based on the remaining life method and straight-line composite rates prescribed by regulatory authorities. The remaining life method provides for the full recovery of the remaining net investment in plant, property and equipment. In 1993, the Company implemented changes in depreciation rates approved by regulatory authorities. These changes reflect reductions in estimated service lives of the Company's plant, property and equipment in service. The ruling will allow a more rapid recovery of the Company's investment in plant, property and equipment through closer alignment with current estimates of its remaining economic useful life. For the years 1993, 1992, and 1991, depreciation expressed as a percentage of average depreciable plant was 8.1%, 6.9%, and 7.3%, respectively.

(d) Represents reclassifications within the plant, property and equipment accounts.

(e) See Note 1 of Notes to Financial Statements for the Company's depreciation policies.

                         BELL ATLANTIC - VIRGINIA, INC.

                     SCHEDULE VI - ACCUMULATED DEPRECIATION
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                             (DOLLARS IN THOUSANDS)


- --------------------------------------------------------------------------------
                  BALANCE AT  ADDITIONS                   OTHER
                  BEGINNING   CHARGED TO                 CHANGES     BALANCE AT
CLASSIFICATION    OF PERIOD    EXPENSES   RETIREMENTS    NOTE(a)   END OF PERIOD
- ----------------  ----------  ----------  -----------  ----------  -------------


Year 1993.......  $1,554,933    $380,437     $198,089  $40,762        $1,778,043

Year 1992.......  $1,827,125    $326,119     $596,102  $(2,209)       $1,554,933

Year 1991.......  $1,722,424    $350,561     $247,617  $ 1,757        $1,827,125



- ------------------------------------------

(a) Includes any gains or losses on disposition of plant, property and equipment. These gains and losses are amortized to depreciation expense over the remaining service lives of remaining net investment in plant, property and equipment. In 1993, the amount principally represents the reclassification of a prior year extraordinary retirement of intrabuilding cable which is being amortized over a five year period, as approved by the FCC. In 1992 and 1991, the amount consisted primarily of accumulated amortization adjustments related to capital lease assets.

                         BELL ATLANTIC - VIRGINIA, INC.

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                             (DOLLARS IN THOUSANDS)

- ------------------------------------------------------------------------------------------------------
                                                            ADDITIONS
                                                    --------------------------
                                        BALANCE AT   CHARGED      CHARGED TO                BALANCE AT
                                        BEGINNING       TO      OTHER ACCOUNTS  DEDUCTIONS    END OF
DESCRIPTION                             OF PERIOD    EXPENSES       NOTE(a)       NOTE(b)     PERIOD
- -----------                             ----------  ----------  --------------  ----------  ----------
Allowance for Uncollectible Accounts:
  Year 1993...........................   $16,675      $15,425       $22,683       $38,246     $16,537

  Year 1992...........................   $15,571      $14,385       $21,630       $34,911     $16,675

  Year 1991...........................   $ 7,192      $11,951       $26,363       $29,935     $15,571



- ------------------------------------------

(a) (i) Amounts previously written off which were credited directly to this account when recovered; and (ii) accruals charged to accounts payable for anticipated uncollectible charges on purchases of accounts receivable from others which were billed by the Company.

(b)  Amounts written off as uncollectible.

                         BELL ATLANTIC - VIRGINIA, INC.

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1992
                             (DOLLARS IN THOUSANDS)

                                                                CHARGED TO COSTS
              ITEM                                                AND EXPENSES
              ----                                              ----------------
Year 1993
 Maintenance and Repairs .....................................      $331,891
                                                                    ========
 Other operating taxes:
   Property ..................................................      $ 39,901
   Gross receipts ............................................         8,142
   Other .....................................................         3,701
                                                                    --------
 Total other operating taxes .................................      $ 51,744
                                                                    ========

Year 1992
 Maintenance and Repairs .....................................      $305,986
                                                                    ========

 Other operating taxes:
   Property ..................................................      $ 38,520
   Gross receipts ............................................         8,651
   Other .....................................................         3,448
                                                                    --------
 Total other operating taxes .................................      $ 50,619
                                                                    ========

Year 1991
 Maintenance and Repairs .....................................      $306,547
                                                                    ========

 Other operating taxes:
   Property ..................................................      $ 36,437
   Gross receipts ............................................         7,662
   Other .....................................................         2,218
                                                                    --------
 Total other operating taxes .................................      $ 46,317
                                                                    ========


Advertising costs for 1993, 1992, and 1991 are not presented, as such amounts are less than 1 percent of total operating revenues.

Amounts reported for 1992 and 1991 for maintenance and repairs have been revised to include certain additional costs.

                                    EXHIBITS



                       FILED WITH ANNUAL REPORT FORM 10-K

                   UNDER THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993



                         BELL ATLANTIC - VIRGINIA, INC.



                         COMMISSION FILE NUMBER 1-6964

     Form 10-K for 1993
     File No. 1-6964
     Page 1 of 1

                                 EXHIBIT INDEX


Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto.



Exhibit Number (Referenced to Item 601 of Regulation S-K)
- ---------------------------------------------------------


    3a Certificate of Incorporation of the registrant, as amended July 28, 1977. (Exhibit (3)a to the registrant's Annual Report on Form 10-K for the year ended December 31, 1985, File No. 1-6964.)

    3a(i) Certificate of Amendment to the registrant's Certificate of Incorporation, as amended August 24, 1990. (Exhibit 3a(1) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-6964.)

    3a(ii) Certificate of Amendment to the registrant's Certificate of Incorporation, adopted December 31, 1993 and filed January 13, 1994.

    3b    By-Laws of the registrant, as amended October 1, 1993.

    4 No instrument which defines the rights of holders of long-term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

    10a Agreement Concerning Contingent Liabilities, Tax Matters and Termination of Certain Agreements among AT&T, Bell Atlantic Corporation, the Bell Atlantic Corporation telephone subsidiaries, and certain other parties, dated as of November 1, 1983. (Exhibit 10a to Bell Atlantic Corporation Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8606.

    10b Agreement among Bell Atlantic Network Services, Inc. and the Bell Atlantic Corporation telephone subsidiaries, dated November 7, 1983. (Exhibit 10b to Bell Atlantic Corporation Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8606.

    23    Consent from Coopers & Lybrand.

    24    Powers of attorney.