Form 10-Q
period 1994-03-31
BELL ATLANTIC VIRGINIA INC
filed 1994-05-13
CIK 19725

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                              ----------------

                                  FORM 10-Q
                              ----------------


     (Mark one)
       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1994

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


                       Telephone Number (804) 225-6300

                              ----------------




THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF BELL ATLANTIC CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        -----      -----

                       Bell Atlantic - Virginia, Inc.


                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                STATEMENTS OF INCOME AND REINVESTED EARNINGS
                                 (Unaudited)
                           (Dollars in Thousands)

                                                 Three months ended
                                                      March 31,
                                                --------------------
                                                  1994       1993
                                                ---------  ---------
OPERATING REVENUES
  Local service...............................  $228,593   $215,963
  Network access..............................   140,884    127,514
  Toll service................................    34,141     30,361
  Directory advertising, billing services
   and other (including $4,145 and $4,046
   from affiliates)...........................    72,883     69,792
  Provision for uncollectibles................    (4,575)    (3,939)
                                                --------   --------
                                                 471,926    439,691
                                                --------   --------
OPERATING EXPENSES
  Employee costs, including benefits
   and taxes..................................    98,880     94,611
  Depreciation and amortization...............    97,182     79,647
  Other (including $81,739 and $72,786 to
   affiliates)................................   144,035    137,500
                                                --------   --------
                                                 340,097    311,758
                                                --------   --------
NET OPERATING REVENUES........................   131,829    127,933
                                                --------   --------

OPERATING INCOME TAXES
  Federal.....................................    34,600     31,908
  State.......................................     7,835      7,884
                                                --------   --------
                                                  42,435     39,792
                                                --------   --------

OPERATING INCOME..............................    89,394     88,141
                                                --------   --------

OTHER INCOME (EXPENSE)
  Allowance for funds used during
   construction...............................       793      1,065
  Miscellaneous - net.........................      (621)      (933)
                                                --------   --------
                                                     172        132
                                                --------   --------
INTEREST EXPENSE (including $432 and $322 to
 affiliate)...................................    17,226     18,705
                                                --------   --------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE......................    72,340     69,568

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE
  Postemployment Benefits, Net of Tax.........       ---     (9,205)
                                                --------   --------

NET INCOME....................................  $ 72,340   $ 60,363
                                                ========   ========

REINVESTED EARNINGS
  At beginning of period......................  $438,860   $431,875
  Add: net income.............................    72,340     60,363
                                                --------   --------
                                                 511,200    492,238
  Deduct: dividends...........................    50,510     48,915
                                                --------   --------
  At end of period............................  $460,690   $443,323
                                                ========   ========




                     See Notes to Financial Statements.

                       Bell Atlantic - Virginia, Inc.


                               BALANCE SHEETS
                                 (Unaudited)
                           (Dollars in Thousands)

                                   ASSETS
                                   ------
                                                   March 31,    December 31,
                                                     1994           1993
                                                  -----------   ------------

CURRENT ASSETS
  Accounts receivable:
    Customers and agents, net of allowances for
     uncollectibles of $15,708 and $16,537.......  $  277,460    $  301,493
    Parent and affiliates........................      37,675        32,673
    Other........................................      14,746        12,585
  Material and supplies..........................      10,217         9,454
  Prepaid expenses...............................      60,240        36,833
  Deferred income taxes..........................      13,640        14,021
  Other..........................................       3,285         3,267
                                                   ----------    ----------
                                                      417,263       410,326
                                                   ----------    ----------

PLANT, PROPERTY AND EQUIPMENT....................   4,976,562     4,895,782
  Less accumulated depreciation..................   1,862,603     1,778,043
                                                   ----------    ----------
                                                    3,113,959     3,117,739
                                                   ----------    ----------

OTHER ASSETS.....................................     213,375       259,076
                                                   ----------    ----------

TOTAL ASSETS.....................................  $3,744,597    $3,787,141
                                                   ==========    ==========




                       See Notes to Financial Statements.

                       Bell Atlantic - Virginia, Inc.


                               BALANCE SHEETS
                                 (Unaudited)
                           (Dollars in Thousands)


                   LIABILITIES AND SHAREOWNER'S INVESTMENT
                   ---------------------------------------

                                                   March 31,     December 31,
                                                     1994           1993
                                                  -----------    ------------

CURRENT LIABILITIES
  Debt maturing within one year:
   Affiliate...................................    $   13,554    $   19,755
   Other.......................................         1,102         1,202
  Accounts payable:
   Parent and affiliates.......................       115,364       120,678
   Other.......................................       135,202       203,571
  Accrued expenses:
   Taxes.......................................        62,620        22,640
   Other.......................................        92,708        99,212
  Advance billings and customer deposits.......        63,818        60,049
                                                   ----------    ----------
                                                      484,368       527,107
                                                   ----------    ----------

LONG-TERM DEBT.................................       935,110       935,293
                                                   ----------    ----------

EMPLOYEE BENEFIT OBLIGATIONS...................       368,779       364,421
                                                   ----------    ----------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes........................       347,994       344,177
  Unamortized investment tax credits...........        74,853        77,521
  Other........................................       199,118       226,077
                                                   ----------    ----------
                                                      621,965       647,775
                                                   ----------    ----------
SHAREOWNER'S INVESTMENT
  Common stock - one share, without
   par value, owned by parent..................       873,685       873,685
  Reinvested earnings..........................       460,690       438,860
                                                   ----------    ----------
                                                    1,334,375     1,312,545
                                                   ----------    ----------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..    $3,744,597    $3,787,141
                                                   ==========    ==========





                       See Notes to Financial Statements.

                       Bell Atlantic - Virginia, Inc.


                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                           (Dollars in Thousands)

                                                     Three months ended
                                                          March 31,
                                                   ----------------------
                                                     1994          1993
                                                   --------      --------

NET CASH PROVIDED BY OPERATING ACTIVITIES .....    $174,577      $163,368
                                                   --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to plant, property and equipment..      (92,480)      (76,383)
  Other, net..................................          503          (599)
                                                   --------      --------
Net cash used in investing activities.........      (91,977)      (76,982)
                                                   --------      --------


CASH FLOWS FROM FINANCING ACTIVITIES
  Principal repayments of capital lease
   obligations................................         (251)         (661)
  Net change in note payable to affiliate.....       (6,201)      (21,499)
  Dividends paid..............................      (50,510)      (48,915)
  Net change in outstanding checks drawn
   on controlled disbursement accounts........      (25,638)       (8,053)
                                                   --------      --------
Net cash used in financing activities.........      (82,600)      (79,128)
                                                   --------      --------

NET CHANGE IN CASH ...........................          ---         7,258


CASH, BEGINNING OF PERIOD ....................          ---           ---
                                                   --------      --------


CASH, END OF PERIOD ..........................     $    ---      $  7,258
                                                   ========      ========


                       See Notes to Financial Statements.

                       Bell Atlantic - Virginia, Inc.


                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Basis of Presentation

  The accompanying financial statements are unaudited and have been prepared by Bell Atlantic - Virginia, Inc. (formerly The Chesapeake and Potomac Telephone Company of Virginia) (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The December 31, 1993 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(2) Dividend

  On May 2, 1994, the Company declared and paid a dividend in the amount of $61,489,000 to Bell Atlantic Corporation (Bell Atlantic).

(3) Restatement - First Quarter 1993

  Results of operations for the three months ended March 31, 1993 were restated in the fourth quarter of 1993 to reflect the cumulative effect of the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1993.

                       Bell Atlantic - Virginia, Inc.


                            SELECTED OPERATING DATA
                                  (Unaudited)
                                (In Thousands)


                                                    At March 31,
                                                --------------------
                                                  1994        1993
                                                ---------  ---------
    Network Access Lines in Service:

        Residence..............................     1,824      1,779
        Business...............................       999        947
        Public.................................        40         41
                                                    -----      -----
                                                    2,863      2,767
                                                    =====      =====



                                                 Three months ended
                                                     March 31,
                                                --------------------
                                                  1994       1993
                                                ---------  ---------

    Carrier Access Minutes of Use:

        Interstate............................. 2,354,770  2,128,930
        Intrastate.............................   654,384    574,580
                                                ---------  ---------
                                                3,009,154  2,703,510
                                                =========  =========




                                                 Three months ended
                                                     March 31,
                                                --------------------
                                                  1994       1993
                                                ---------  ---------

    Toll Messages:

        Message Telecommunication Services.....    36,813     33,054
        Unidirectional Long-Distance Services..     1,581      1,441
                                                   ------   --------
                                                   38,394     34,495
                                                   ======   ========

                       Bell Atlantic - Virginia, Inc.


Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

  This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS

  Net income for the quarter ended March 31, 1994 increased $11,977,000 or 19.8% from the corresponding period last year. Results for the first quarter of 1993 reflect an after-tax charge of $9,205,000 for the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits".

OPERATING REVENUES

  Operating revenues increased $32,235,000 or 7.3% in the first quarter of 1994 from the corresponding period last year. The increase in total operating revenues was comprised of the following:

                                         (Dollars In Thousands)
                                         ----------------------

   Local service.......................         $12,630
   Network access......................          13,370
   Toll service........................           3,780
   Directory advertising, billing
     services and other................           3,091
   Less: Provision for uncollectibles..             636
                                                -------
                                                $32,235
                                                =======

  Local service revenues are earned from the provision of local exchange, local private line, and public telephone services. Local service revenues increased $12,630,000 or 5.8% in the first quarter of 1994. The increase resulted primarily from growth in network access lines and higher demand for value-added central office services such as Custom Calling and Caller ID. Access lines in service at March 31, 1994 increased 3.5% from March 31, 1993 (see Selected Operating Data on page 6).

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

  Network access revenues increased $13,370,000 or 10.5% in the first quarter of 1994. Access minutes of use were 11.3% higher than the first quarter of 1993 (see Selected Operating Data on page 6), due to the effects of a recovering economy and inclement weather in the region. The increase in network access revenues is due to customer demand as reflected by growth in access minutes of use, as well as increased access lines in service, and lower support payments to the National Exchange Carrier Association (NECA) interstate common line pool. This increase was offset in part by the effect of an interstate rate reduction filed by the Company with the Federal Communications Commission (FCC), which became effective on July 2, 1993. In its April 1, 1994 tariff filing, the Company filed revised rates which will become effective July 1, 1994, subject to FCC approval. These revised rates, net of lower support obligations to the NECA interstate common line pool, are not expected to significantly change current levels of interstate access revenues.

  Toll service revenues are earned from interexchange usage services such as Message Telecommunication Services (MTS), Unidirectional Services (Wide Area Toll Service (WATS) and 800 services) and private line services. Toll service revenues increased $3,780,000 or 12.5% in the first quarter of 1994. This increase is attributed to an 11.3% growth in total toll message volumes, which was partially winter storm-driven (see Selected Operating Data on page 6).

                       Bell Atlantic - Virginia, Inc.


  Directory advertising, billing services and other revenues include amounts earned from directory advertising, billing and collection services provided to IXCs, premises services such as inside wire installation and maintenance, rent of Company facilities by affiliates and non-affiliates, and certain nonregulated enhanced network services.

  Directory advertising, billing services and other revenues increased $3,091,000 or 4.4% for the first quarter of 1994, principally due to higher revenues from directory advertising and nonregulated enhanced network services. Revenues from nonregulated enhanced network services increased principally as a result of higher demand for voice messaging services such as Answer Call.

  The provision for uncollectibles, expressed as a percentage of total operating revenues, was 1.0% in the first quarter of 1994 and .9% for the same period last year.

OPERATING EXPENSES

  Operating expenses increased $28,339,000 or 9.1% in the first quarter of 1994 from the corresponding period last year. The increase in total operating expenses was comprised of the following:

                                     (Dollars In Thousands)
                                     ----------------------

    Employee costs....................      $ 4,269
    Depreciation and amortization.....       17,535
    Other.............................        6,535
                                            -------
                                            $28,339
                                            =======

  Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by the Company. Similar costs incurred by employees of Bell Atlantic Network Services, Inc. (NSI), who provide centralized services on a contract basis, are allocated to the Company and are included in other operating expenses. Employee costs increased $4,269,000 or 4.5% for the first quarter of 1994. Higher employee costs resulted from a combination of salary and wage increases and overtime, and higher postretirement benefit costs. The effect of winter storms on repair and maintenance activity contributed to the increase in employee costs.

  The Company continues to evaluate ways to streamline and restructure its operations and reduce its workforce requirements in an effort to improve its cost structure.

  Depreciation and amortization expense increased $17,535,000 or 22.0% in the first quarter of 1994, primarily due to additional depreciation expense resulting from represcribed depreciation rates for certain classes of telephone plant, which were approved in June 1993, effective January 1, 1993. Also contributing to the increase was additional expense resulting from the amortization of intra-building cable, as approved by the FCC in June 1993, effective January 1, 1993, and from growth in the level of depreciable plant.

  Other operating expenses consist primarily of contracted services including centralized service expenses allocated from NSI, rent, network software costs, operating taxes other than income, and other general and administrative expenses. Other operating expenses increased $6,535,000 or 4.8% for the first quarter of 1994. The increase is due to increased costs for contracted services primarily as a result of higher employee costs and taxes allocated from NSI, and increased materials expense resulting from higher repair and maintenance activity due to the effect of winter storms. These increases were offset in part by decreased software development costs associated with the enhancement of the Company's network, decreased rent expense to non-affiliates and the effect of one-time accruals for certain liabilities recorded in the first quarter of 1993.

OPERATING INCOME TAXES

  The provision for income taxes increased $2,643,000 or 6.6% in the first quarter of 1994. The Company's effective income tax rate for the three months ended March 31, 1994 was 36.9%, compared to 36.1% for the same period in 1993. The increase in the effective tax rate is principally the result of federal tax legislation enacted in the third quarter of 1993, which increased the federal corporate tax rate from 34% to 35%.

                       Bell Atlantic - Virginia, Inc.


INTEREST EXPENSE

  Interest expense decreased $1,479,000 or 7.9% in the first quarter of 1994, principally due to the effect of long-term debt refinancings in 1993.

COMPETITIVE ENVIRONMENT

  The communications industry is currently undergoing fundamental changes which may have a significant impact on future financial performance of telecommunications companies. These changes are driven by a number of factors, including the accelerated pace of technological innovation, the convergence of telecommunications, cable television, information services and entertainment businesses, and a regulatory environment in which many traditional regulatory barriers are being lowered and competition permitted or encouraged.

  Communications services and equipment and the number of competitors offering such services are continuing to expand. The Company's telecommunications business is currently subject to competition from numerous sources, including competitive access providers for network access services and competing cellular telephone companies. An increasing amount of this competition is from large companies which have substantial capital, technological and marketing resources, many of which do not face the same regulatory constraints as the Company. Other potential sources of competition are cable television systems, shared tenant services and other non-carrier systems which are capable of partially or completely bypassing the Company's local network.

  The entry of well-financed competitors, such as large long-distance carriers and other local exchange service competitors, has the potential to adversely affect multiple revenue streams of the Company, including local exchange, local access, and long-distance services in the market segments and geographical areas in which the competitors operate. The amount of revenue reductions will depend on competitors' success in marketing these services, and the conditions of interconnection established by the regulators. The potential impact is expected to be offset, to some extent, by revenues from interconnection charges to be paid to the Company by these competitors.

  The Company continues to focus its efforts on becoming more competitive and seeking growth opportunities. The Company's responses to competitive challenges include an increased emphasis on meeting customer requirements through the rapid introduction of new products and services, the delivery of increased customer value, and the development of customer loyalty programs. In addition, the Company continues to strive for increased pricing flexibility through efforts to reprice and repackage existing competitive services, reduce its cost structure and workforce through consolidation, re-engineering and streamlining initiatives, and to achieve an improved regulatory and legislative environment. Other important competitive responses, including the development of broadband networks, will improve the Company's ability to take advantage of the growth opportunities created by technological advances and the convergence of the communications, information services and entertainment industries.

REGULATORY ENVIRONMENT

  Federal Regulation
  ------------------

  Recent FCC regulatory rulings have sought to expand competition for special and switched access services. Effective February 1994, the FCC ordered local exchange carriers, including the Company, to allow competing carriers to interconnect to the local exchange network for the purpose of providing switched access transport services. The terms and conditions of this ruling are similar to those for special access collocation ordered during 1992. The principal goal of the FCC's collocation rulings is to encourage competition for these services. The FCC also granted additional, but limited, pricing flexibility for these services so that the local exchange carriers can better respond to the competition that will result. The Company does not expect the net revenue impact of special access collocation to be material. Revenue losses from switched access collocation, however, may be larger than from special access collocation. Bell Atlantic and certain other parties have appealed both the special and switched access collocation orders. Appeals of the switched access collocation order have been stayed pending a decision on the appeal of the special access collocation order.

                       Bell Atlantic - Virginia, Inc.


Bell Atlantic expects the appeal on the special access collocation order to be decided in 1994.

  In February 1994, the FCC initiated a rulemaking proceeding to determine the effectiveness of the price cap rules and decide what changes, if any, should be made to those rules. Under proposed rulemaking, the FCC identified for examination three broad sets of issues including those related to the basic goals of price regulation, the operation of price caps and the transition of local exchange services to a fully competitive market. This rulemaking is expected to be concluded by the end of 1994. Any changes to the current price cap plan are expected to be effective January 1, 1995 or shortly thereafter. At this time, the Company cannot estimate the financial impact, if any, that would result if the FCC revised its current price cap rules.

  State Regulation
  ----------------

  The communications services of the Company are subject to regulation by the Virginia State Corporation Commission (SCC) with respect to intrastate rates and services and other matters.

  Under legislation passed in the 1993 session of the Virginia General Assembly, the SCC is no longer statutorily required to regulate telephone companies on the basis of rate of return regulation; for example, the SCC is free to adopt a price cap form of regulation. On February 8, 1994, the Company filed a proposal to have its non-competitive services regulated on a price cap basis; competitive services would not be regulated. Public hearings on the Company's proposal were held by the SCC beginning April 27, 1994 and a decision is expected by the end of the third quarter 1994. The Company will not be able to estimate the financial impact of any alternative regulation plan adopted by the SCC until the conditions are determined and announced by the SCC.

REGULATORY ACCOUNTING

  The Company conducts ongoing evaluations of its accounting practices, many of which have been prescribed by regulators. These evaluations include the assessment of whether costs that have been deferred as a result of actions of regulators and the cost of the Company's telephone plant will be recoverable in the future. In the event recoverability of costs becomes unlikely due to changes in cost-based regulation to another form of regulation, decisions by the Company to accelerate deployment of new technology, or increasing levels of competition, the Company may no longer apply the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71). The discontinued application of Statement No. 71 would require the Company to write off its regulatory assets and liabilities and may require the Company to adjust the carrying amount of its telephone plant should it determine that such amount is not recoverable. The Company believes that it continues to meet the criteria for continued financial reporting under Statement No. 71. A determination in the future that such criteria are no longer met may result in a significant one-time, non-cash, extraordinary charge, if the Company determines that a substantial portion of the carrying value of its telephone plant may not be recoverable.

OTHER MATTERS

  Environmental Issues
  --------------------

  The Company is subject to a number of environmental matters as a result of its operations and shared liability provisions in the Plan of Reorganization, related to the Modification of Final Judgment. Certain of these environmental matters relate to Superfund sites for which the Company has been designated as a potentially responsible party by the U.S. Environmental Protection Agency. Designation as a potentially responsible party subjects the named company to potential liability for costs relating to cleanup of the affected sites. The Company is also responsible for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance.

  The Company continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediations technologies. Management believes that the aggregate amount of any potential liability

                       Bell Atlantic - Virginia, Inc.


would not have a material effect on the Company's financial condition or results of operations.

FINANCIAL CONDITION

  Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements, including network expansion and modernization, and payment of dividends. Management expects that presently foreseeable capital requirements will be financed primarily through internally generated funds, although additional long-term debt may be needed to fund development activities and to maintain the Company's capital structure within management's guidelines.

  The Company's debt ratio was 41.6% at March 31, 1994, compared to 42.1% at December 31, 1993 and 41.7% at March 31, 1993.

  As of March 31, 1994, the Company had $100,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission.

                        Bell Atlantic - Virginia, Inc.


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

    For background concerning the Company's contingent liabilities under the Plan of Reorganization governing the divestiture by AT&T Corporation (formerly American Telephone and Telegraph Company) of certain assets of the former Bell System Operating Companies with respect to private actions relating to pre-divestiture events, including pending antitrust cases, see
    Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.


Item 6.  Exhibits and Reports on Form 8-K


    (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 1994.

                        Bell Atlantic - Virginia, Inc.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 BELL ATLANTIC - VIRGINIA, INC.



Date:  May 12, 1994              By  /s/ O. Riley Young, Jr.
                                    ---------------------------------
                                         O. Riley Young, Jr.
                                         Controller



       UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 9, 1994.