Form 10-Q
period 1994-06-30
BELL ATLANTIC VIRGINIA INC
filed 1994-08-15
CIK 19725

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                ----------------

                                   FORM 10-Q

                                ----------------


     (Mark one)
       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1994

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
                            (DOLLARS IN THOUSANDS)

                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                               JUNE 30,              JUNE 30,
                                         -------------------   -------------------
                                           1994       1993       1994       1993
                                         --------   --------   --------   --------

OPERATING REVENUES
  Local service........................  $234,186   $220,982   $462,779   $436,945
  Network access.......................   136,784    133,938    277,668    261,452
  Toll service.........................    32,468     32,302     66,609     62,663
  Directory advertising, billing
   services and other (including
   $4,408, $4,198, $8,553 and
   $8,244 from affiliates).............    79,715     73,725    152,598    143,517
  Provision for uncollectibles.........    (3,872)    (5,289)    (8,447)    (9,228)
                                         --------   --------   --------   --------
                                          479,281    455,658    951,207    895,349
                                         --------   --------   --------   --------
OPERATING EXPENSES
  Employee costs, including benefits
   and taxes...........................    98,525     96,421    197,405    191,032
  Depreciation and amortization........    98,419    111,431    195,601    191,078
  Taxes other than income..............    13,894     13,137     27,787     26,918
  Other (including $84,727, $74,642,
   $166,466 and $147,428 to
   affiliates).........................   130,292    122,853    260,434    246,572
                                         --------   --------   --------   --------
                                          341,130    343,842    681,227    655,600
                                         --------   --------   --------   --------

NET OPERATING REVENUES.................   138,151    111,816    269,980    239,749
                                         --------   --------   --------   --------

OPERATING INCOME TAXES
  Federal..............................    36,581     26,368     71,181     58,276
  State................................     8,196      7,330     16,031     15,214
                                         --------   --------   --------   --------
                                           44,777     33,698     87,212     73,490
                                         --------   --------   --------   --------

OPERATING INCOME.......................    93,374     78,118    182,768    166,259
                                         --------   --------   --------   --------

OTHER INCOME (EXPENSE)
  Allowance for funds used
   during construction.................       770        865      1,563      1,930
  Miscellaneous - net..................      (644)      (522)    (1,265)    (1,455)
                                         --------   --------   --------   --------
                                              126        343        298        475
                                         --------   --------   --------   --------
INTEREST EXPENSE (including $544,
 $189, $976 and $511 to affiliate).....    17,528     18,652     34,754     37,357
                                         --------   --------   --------   --------

INCOME BEFORE EXTRAORDINARY ITEM
 AND CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE...............    75,972     59,809    148,312    129,377

EXTRAORDINARY ITEM
  Early Extinguishment of Debt,
   Net of Tax..........................       ---     (1,570)       ---     (1,570)

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE
  Postemployment Benefits, Net of Tax..       ---        ---        ---     (9,205)
                                         --------   --------   --------   --------

NET INCOME.............................  $ 75,972   $ 58,239   $148,312   $118,602
                                         ========   ========   ========   ========

                                  (Continued)

                       See Notes to Financial Statements.

                        Bell Atlantic - Virginia, Inc.

                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                            THREE MONTHS ENDED   SIX MONTHS ENDED
                                 JUNE 30,            JUNE 30,
                            ------------------  ------------------
                              1994      1993      1994      1993
                            --------  --------  --------  --------

REINVESTED EARNINGS
  At beginning of period..  $460,690  $443,323  $438,860  $431,875
  Add: net income.........    75,972    58,239   148,312   118,602
                            --------  --------  --------  --------
                             536,662   501,562   587,172   550,477
  Deduct: dividends.......    61,489    59,416   111,999   108,331
          other changes...       ---         9       ---         9
                            --------  --------  --------  --------
  At end of period........  $475,173  $442,137  $475,173  $442,137
                            ========  ========  ========  ========




                       See Notes to Financial Statements.

                        Bell Atlantic - Virginia, Inc.

                                BALANCE SHEETS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)


                                     ASSETS
                                     ------

                                                    JUNE 30,  DECEMBER 31,
                                                      1994        1993
                                                   ---------- ------------
CURRENT ASSETS
  Accounts receivable:
    Customers and agents, net of allowances for
     uncollectibles of $17,434 and $16,537.......  $  287,972  $  301,493
    Parent and affiliates........................      35,755      32,673
    Other........................................      19,286      12,585
  Material and supplies..........................      11,617       9,454
  Prepaid expenses...............................      64,052      36,833
  Deferred income taxes..........................      13,260      14,021
  Other..........................................       3,300       3,267
                                                   ----------  ----------
                                                      435,242     410,326
                                                   ----------  ----------

PLANT, PROPERTY AND EQUIPMENT....................   5,052,200   4,895,782
  Less accumulated depreciation..................   1,924,084   1,778,043
                                                   ----------  ----------
                                                    3,128,116   3,117,739
                                                   ----------  ----------

OTHER ASSETS.....................................     207,029     259,076
                                                   ----------  ----------

TOTAL ASSETS.....................................  $3,770,387  $3,787,141
                                                   ==========  ==========




                       See Notes to Financial Statements.

                        Bell Atlantic - Virginia, Inc.

                                BALANCE SHEETS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                  JUNE 30,  DECEMBER 31,
                                                    1994        1993
                                                 ---------- ------------
CURRENT LIABILITIES
  Debt maturing within one year:
   Affiliate...................................  $   67,398  $   19,755
   Other.......................................         893       1,202
  Accounts payable:
   Parent and affiliates.......................     115,902     120,678
   Other.......................................     142,705     203,571
  Accrued expenses:
   Taxes.......................................      11,914      22,640
   Other.......................................      94,661      99,212
  Advance billings and customer deposits.......      66,462      60,049
                                                 ----------  ----------
                                                    499,935     527,107
                                                 ----------  ----------

LONG-TERM DEBT.................................     938,415     935,293
                                                 ----------  ----------

EMPLOYEE BENEFIT OBLIGATIONS...................     373,352     364,421
                                                 ----------  ----------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes........................     342,433     344,177
  Unamortized investment tax credits...........      72,185      77,521
  Other........................................     195,209     226,077
                                                 ----------  ----------
                                                    609,827     647,775
                                                 ----------  ----------
SHAREOWNER'S INVESTMENT
  Common stock - one share, without
   par value, owned by parent..................     873,685     873,685
  Reinvested earnings..........................     475,173     438,860
                                                 ----------  ----------
                                                  1,348,858   1,312,545
                                                 ----------  ----------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..  $3,770,387  $3,787,141
                                                 ==========  ==========



                       See Notes to Financial Statements.

                        Bell Atlantic - Virginia, Inc.

                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                      SIX MONTHS ENDED
                                                          JUNE 30,
                                                    --------------------
                                                       1994       1993
                                                    ---------  ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES ........  $ 282,097  $ 311,427
                                                    ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to plant, property and equipment......   (198,050)  (166,365)
  Other, net......................................         10     (2,795)
                                                    ---------  ---------
Net cash used in investing activities.............   (198,040)  (169,160)
                                                    ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings........................        ---     74,321
  Principal repayments of capital lease
   obligations....................................       (523)    (1,050)
  Early extinguishment of debt and related
   call premium...................................        ---    (77,535)
  Net change in note payable to affiliate.........     47,643    (14,687)
  Dividends paid..................................   (111,999)  (108,331)
  Net change in outstanding checks drawn
   on controlled disbursement accounts............    (19,178)    (8,053)
                                                    ---------  ---------
Net cash used in financing activities.............    (84,057)  (135,335)
                                                    ---------  ---------
NET CHANGE IN CASH ...............................        ---      6,932

CASH, BEGINNING OF PERIOD ........................        ---        ---
                                                    ---------  ---------

CASH, END OF PERIOD ..............................  $     ---  $   6,932
                                                    =========  =========


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

(2) DIVIDEND

  On August 1, 1994, the Company declared and paid a dividend in the amount of $64,575,000 to Bell Atlantic Corporation.

(3) SUBSEQUENT EVENTS

  Discontinued Application of Statement No. 71
  --------------------------------------------

  The Company has historically accounted for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71). Under Statement No. 71, as a result of actions of regulators, the Company has depreciated telephone plant using lives prescribed by regulators and deferred certain costs or recognized certain liabilities (regulatory assets and liabilities).

  On August 15, 1994, the Company's parent, Bell Atlantic Corporation (Bell Atlantic), announced that it has determined that it is no longer eligible for continued application of the accounting required by Statement No. 71. The Company believes that the convergence of competition, technological change (including the Company's recent technology deployment plans), recent and potential regulatory, legislative and judicial actions and other factors will create fully open and competitive markets. In such markets, the Company believes it can no longer be assured that prices can be maintained at levels that will recover the net carrying amount of existing telephone plant and equipment, which has been depreciated over relatively long regulator-prescribed lives. In addition, changes from cost-based regulation to a form of incentive regulation contributed to the determination that the continued application of Statement No. 71 is inappropriate.

  The discontinued application of Statement No. 71 requires the Company, for financial reporting purposes, to eliminate its regulatory assets and liabilities and adjust the carrying amount of its telephone plant to the extent that it determines that such amounts either are overstated as a result of the regulatory process, or are not recoverable. Accordingly, as of August 1, 1994, the Company will recognize a non-cash, after-tax extraordinary charge of approximately $299 million to adjust the net carrying amount of telephone plant and equipment and an after-tax extraordinary charge of approximately $9 million to eliminate net regulatory assets. The adjustment to the net carrying amount of telephone plant and equipment will increase the reserve for accumulated depreciation by approximately $529 million. The Company's accounting and reporting for regulatory purposes are not affected by the discontinued application of Statement No. 71.

  As of August 1, 1994, for financial reporting purposes, the Company will utilize estimated asset lives for certain categories of plant and equipment that are shorter

                        Bell Atlantic - Virginia, Inc.

than those currently approved by regulators. The shorter estimated asset lives result from the Company's current expectations as to the revenue-producing lives of the assets. A comparison of the current regulator-approved asset lives and the associated shorter estimated asset lives for the most significantly impacted categories of plant and equipment follows:

                               Average Lives (in years)
                           ---------------------------------
                           Regulator-Approved     Estimated
                               Asset Lives       Asset Lives
                           ------------------    -----------
        Digital Switch            17.5                12
        Digital Circuit           11.5                 9
        Conduit                   55                  50
        Copper Cable            21 - 25           14.5 - 17
        Fiber Cable               30                20 - 25


  Employee Benefits
  -----------------

  On August 15, 1994, Bell Atlantic also announced that it will record a charge in the third quarter of 1994, as required by Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement No. 112), to recognize the benefit costs for the separation of employees who are entitled to benefits under its preexisting separation pay plans. The charge, which was actuarially determined, represents benefits earned to date by employees who are expected to receive separation payments in the future, including those who will be separated through 1997 as a result of the recently announced workforce reduction initiative. These workforce reductions will be made possible by improved provisioning systems and customer service processes, increased spans of control, and consolidation and centralization of administrative and staff groups. The Company will record a pretax charge of between $20 million and $30 million to recognize its share of the benefit costs under the separation pay plans.

(4) RESTATEMENT OF 1993 FINANCIAL STATEMENTS

  Results of operations for the six months ended June 30, 1993 were restated in the fourth quarter of 1993 to reflect the cumulative effect of the adoption of Statement No. 112, effective January 1, 1993.

(5) RECLASSIFICATIONS - STATEMENT OF CASH FLOWS

  Certain amounts included in Net Cash Provided by Operating Activities and Cash Flows from Investing Activities in the Statement of Cash Flows for the six months ended June 30, 1993 have been reclassified to conform to the current year's classifications.

                        Bell Atlantic - Virginia, Inc.

                            SELECTED OPERATING DATA
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                  AT JUNE 30,
                                                 -------------
                                                  1994    1993
                                                 -----   -----
    Network Access Lines in Service:

        Residence..............................   1,828  1,776
        Business...............................   1,010    958
        Public.................................      41     41
                                                  -----  -----
                                                  2,879  2,775
                                                  =====  =====


                                                   SIX MONTHS ENDED
                                                       JUNE 30,
                                                 --------------------
                                                    1994      1993
                                                 ---------  ---------
    Carrier Access Minutes of Use:

        Interstate.............................  4,750,588  4,319,165
        Intrastate.............................  1,303,210  1,183,935
                                                 ---------  ---------
                                                 6,053,798  5,503,100
                                                 =========  =========



                                                 SIX MONTHS ENDED
                                                     JUNE 30,
                                                 ----------------
                                                   1994     1993
                                                 -------  -------
    Toll Messages:

        Message Telecommunication Services.....   72,780   68,236
        Optional Calling Plans.................    7,055    5,689
        Unidirectional Long-Distance Services..    3,141    2,967
                                                  ------   ------
                                                  82,976   76,892
                                                  ======   ======

                        Bell Atlantic - Virginia, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS (ABBREVIATED PURSUANT TO GENERAL INSTRUCTION H(2).)

  This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS

  Net income for the six months ended June 30, 1994 increased $29,710,000 or 25.1% from the corresponding period last year. Results for the first six months of 1993 reflect an after-tax charge of $9,205,000 for the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" and an extraordinary charge, net of tax, of $1,570,000 for the early extinguishment of debt.

OPERATING REVENUES

  Operating revenues for the six months ended June 30, 1994 increased $55,858,000 or 6.2% from the corresponding period last year. The increase in total operating revenues was comprised of the following:

                                        Increase/(Decrease)
                                      (Dollars in Thousands)
                                      ----------------------
Local service.......................         $25,834
Network access......................          16,216
Toll service........................           3,946
Directory advertising, billing
  services and other................           9,081
Less: Provision for uncollectibles..            (781)
                                             -------
                                             $55,858
                                             =======

  Local service revenues are earned from the provision of local exchange, local private line, and public telephone services. Local service revenues increased $25,834,000 or 5.9%, compared to the same period in 1993. The increase resulted primarily from growth in network access lines and higher demand for value-added central office services such as Custom Calling and Caller ID. Access lines in service at June 30, 1994 increased 3.7% from June 30, 1993 (see Selected Operating Data on page 8).

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

  Network access revenues increased $16,216,000 or 6.2%, compared to the same period in 1993. Access minutes of use were 10.0% higher than the first six months of 1993 (see Selected Operating Data on page 8), due to the effects of a recovering economy and inclement weather conditions in the region during the first quarter of 1994. The increase in network access revenues was due to customer demand as reflected by growth in access minutes of use, as well as increased access lines in service. In addition to volume growth, network access revenues increased due to lower support payments to the National Exchange Carrier Association (NECA) interstate common line pool and increased revenues recognized through an interstate revenue sharing arrangement with affiliated companies. These increases were offset in part by the effect of an interstate rate reduction filed by the Company with the Federal Communications Commission
(FCC), which became effective on July 2, 1993. In its April 1, 1994 tariff filing, the Company filed revised rates which became effective July 1, 1994. These revised rates, net of lower support obligations to the NECA interstate common line pool, are not expected to significantly change current levels of interstate access revenues.

  Toll service revenues are earned from interexchange usage services such as Message Telecommunication Services (MTS), including optional calling plans, Unidirectional Services (Wide Area Toll Service (WATS) and 800 services) and private line services. Toll service revenues increased $3,946,000 or 6.3%, compared to the same period in 1993.

                        Bell Atlantic - Virginia, Inc.

Total toll message volumes were 7.9% higher than the first six months of 1993 due to the effects of a recovering economy and harsh weather conditions in the first quarter of 1994 (see Selected Operating Data on page 8).

  Directory advertising, billing services and other revenues include amounts earned from directory advertising, billing and collection services provided to IXCs, premises services such as inside wire installation and maintenance, rent of Company facilities by affiliates and non-affiliates, and certain nonregulated enhanced network services.

  Directory advertising, billing services and other revenues increased $9,081,000 or 6.3%, compared to the same period in 1993, principally due to higher revenues from directory advertising, customer premises services and nonregulated enhanced network services. Revenues from directory advertising increased principally as a result of higher rates for yellow pages advertising. The increase in customer premises revenues is attributed to an increase in large business service contracts, and the increase in nonregulated enhanced network services is attributed to higher demand for voice messaging services, primarily Answer Call. These revenue increases were offset in part by lower facilities rental revenues.

  The provision for uncollectibles, expressed as a percentage of total operating revenues, was .9% for the first six months of 1994 and 1.0% for the same period last year.

OPERATING EXPENSES

  Operating expenses for the six months ended June 30, 1994 increased $25,627,000 or 3.9% from the corresponding period last year. The increase in total operating expenses was comprised of the following:


                                 (Dollars in Thousands)
                                 ----------------------
Employee costs.................         $ 6,373
Depreciation and amortization..           4,523
Other..........................          14,731
                                        -------
                                        $25,627
                                        =======

  Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by the Company. Similar costs incurred by employees of Bell Atlantic Network Services, Inc. (NSI), who provide centralized services on a contract basis, are allocated to the Company and are included in other operating expenses. Employee costs increased $6,373,000 or 3.3%, compared to the same period in 1993. Higher employee costs resulted from a combination of salary and wage increases, increased overtime, and higher healthcare benefit costs for active and retired employees. Higher repair and maintenance activity experienced in the first quarter of 1994 caused by unusually severe winter storm conditions throughout the region contributed to the increase in employee costs.

  On August 15, 1994, the Company's parent, Bell Atlantic Corporation, announced that it will record a charge in the third quarter of 1994, as required by Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," to recognize the benefit costs for the separation of employees who are entitled to benefits under its preexisting separation pay plans. The charge, which was actuarially determined, represents benefits earned to date by employees who are expected to receive separation payments in the future, including those who will be separated through 1997 as a result of the recently announced workforce reduction initiative. These workforce reductions will be made possible by improved provisioning systems and customer service processes, increased spans of control, and consolidation and centralization of administrative and staff groups. The Company will record a pretax charge of between $20 million and $30 million to recognize its share of the benefit costs under the separation pay plans. Costs of enhancing systems and consolidating work activities will be charged to expense as incurred.

  Depreciation and amortization expense increased $4,523,000 or 2.4%, compared to the same period in 1993. The increase was primarily due to higher depreciation expense resulting from growth in the level of depreciable plant.

                        Bell Atlantic - Virginia, Inc.

  Other operating expenses consist primarily of contracted services including centralized service expenses allocated from NSI, rent, network software costs, operating taxes other than income, and other general and administrative expenses. Other operating expenses increased $14,731,000 or 5.4%, compared to the same period in 1993. The increase was principally due to higher costs allocated from NSI primarily as a result of higher employee costs, contracted services and employee-related expenses incurred in that organization. Also contributing to the increase was higher materials expense resulting from the
completion of a Network Operations Center in Fairfax, Virginia.   These
increases were offset in part by decreased software development costs associated with the enhancement of the Company's network and the effect of one-time accruals for certain liabilities recorded in 1993.

OPERATING INCOME TAXES

  The provision for income taxes increased $13,722,000 or 18.7%, compared to the same period in 1993. The Company's effective income tax rate for the six months ended June 30, 1994 was 36.9%, compared to 36.0% for the same period in 1993. The increase in the effective tax rate was principally the result of federal tax legislation enacted in the third quarter of 1993, which increased the federal corporate tax rate from 34% to 35%.

INTEREST EXPENSE

  Interest expense decreased $2,603,000 or 7.0%, compared to the same period in 1993. This decrease was due to the effect of long-term debt refinancings in 1993, offset in part by additional expense resulting from higher levels of average short-term debt.

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

  The entry of well-financed competitors, such as large long-distance carriers and other local exchange service competitors, has the potential to adversely affect multiple revenue streams of the Company, including local exchange, local access, and long-distance services in the market segments and geographical areas in which the competitors operate. The amount of revenue reductions will depend on the competitors' success in marketing these services, and the conditions of interconnection established by regulators. The potential impact is expected to be offset, to some extent, by revenues from interconnection charges to be paid to the Company by these competitors.

  The Company continues to focus its efforts on becoming more competitive and seeking growth opportunities. The Company's responses to competitive challenges include an increased emphasis on meeting customer requirements through the rapid introduction of new products and services, the delivery of increased customer value, and the development of customer loyalty programs. In addition, the Company continues to strive for increased pricing flexibility through efforts to reprice and repackage existing competitive services, to reduce its cost structure and workforce through consolidation, re-engineering and streamlining initiatives, and to achieve an improved regulatory and legislative environment. Other important competitive responses, including the development of broadband networks, will improve the Company's ability to take advantage

                        Bell Atlantic - Virginia, Inc.

of the growth opportunities created by technological advances and the convergence of the communications, information services and entertainment industries.

  On May 19, 1994, Bell Atlantic Corporation announced the specifics underlying its full service network deployment program to make broadband, interactive, multimedia services available to up to 8.5 million homes throughout the Bell Atlantic region by the end of the year 2000. The Company will use a variety of technologies, on a market by market basis, depending on customer demand and cost considerations.

REGULATORY ENVIRONMENT

  Federal Regulation
  ------------------

  Recent FCC regulatory rulings have sought to expand competition for special and switched access services. Effective February 1994, the FCC ordered local exchange carriers (LECs), including the Company, to allow competing carriers to interconnect to the local exchange network for the purpose of providing switched access transport services. The terms and conditions of this ruling are similar to those for special access collocation ordered during 1992. The principal goal of the FCC's collocation rulings is to encourage competition for these services. The FCC also granted additional, but limited, pricing flexibility for these services so that the LECs can better respond to the competition that will result. The Company does not expect the net revenue impact of special access collocation to be material. Revenue losses from switched access collocation, however, are expected to be larger than from special access collocation. Bell Atlantic and certain other parties appealed both the special and switched access collocation orders. In June 1994, the U.S. Court of Appeals for the District of Columbia Circuit vacated the FCC's special access collocation order insofar as it required physical collocation and remanded for further proceedings in which the FCC could consider whether, and to what extent, virtual collocation should be imposed. In July 1994, the FCC voted to require LECs to offer competitors virtual collocation, with the LECs having the option to offer physical collocation. Tariffs for virtual collocation for special access are required to be filed on September 1, 1994 and will become effective on December 15, 1994. The appeal of the switched access collocation order is being held in abeyance. The FCC has informed the U.S. Court of Appeals that it will not further litigate the June 1994 special access decision.

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

  Under legislation passed in the 1993 session of the Virginia General Assembly, the SCC is no longer statutorily required to regulate telephone companies on the basis of rate of return regulation; for example, the SCC is free to adopt a price cap form of regulation. On February 8, 1994, the Company filed a proposal to have its non-competitive services regulated on a price cap basis; competitive services would not be regulated. Public hearings on the Company's proposal were held by the SCC ending May 5, 1994 and a decision is expected by the end of the third quarter 1994. The Company will not be able to estimate the financial impact of any alternative regulation plan adopted by the SCC until the conditions are determined and announced by the SCC.

                        Bell Atlantic - Virginia, Inc.

OTHER MATTERS

  Subsequent Event - Discontinued Application of Statement No. 71
  ---------------------------------------------------------------

  On August 15, 1994, the Company's parent, Bell Atlantic Corporation, announced that it has determined that it is no longer eligible for continued application of the accounting required by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No.
71). The discontinued application of Statement No. 71 requires the Company, for financial reporting purposes, to eliminate its regulatory assets and liabilities and adjust the carrying amount of its telephone plant to the extent that it determines that such amounts either are overstated as a result of the regulatory process, or are not recoverable. Accordingly, as of August 1, 1994, the Company will recognize a non-cash, after-tax extraordinary charge of approximately $299 million to adjust the net carrying amount of telephone plant and equipment and an after-tax extraordinary charge of approximately $9 million to eliminate net regulatory assets. The adjustment to the net carrying amount of telephone plant and equipment will increase the reserve for accumulated depreciation by approximately $529 million. The Company expects to report a loss for the third quarter and year as a result of the extraordinary charge for the discontinued application of Statement No. 71.

  As of August 1, 1994, for financial reporting purposes, the Company will utilize estimated asset lives for certain categories of plant and equipment that are shorter than those currently approved by regulators (see Note 3 to the Financial Statements). It is expected that the use of the shorter asset lives when applied to the reduced net asset base will not significantly impact depreciation expense for financial reporting purposes for the remainder of 1994. The ongoing impact on operating expense resulting from the elimination of the amortization of net regulatory assets is not expected to be significant in future periods. The Company's accounting and reporting for regulatory purposes are not affected by the discontinued application of Statement No. 71.

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

  The Company continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. The Company's recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. Management believes that the aggregate amount of any potential liability would not have a material effect on the Company's financial condition or results of operations.

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

  The Company's debt ratio was 42.7% at June 30, 1994, compared to 42.1% at December 31, 1993.

  As of June 30, 1994, the Company had $100,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (b) There were no Current Reports on Form 8-K filed during the quarter ended June 30, 1994.

                        Bell Atlantic - Virginia, Inc.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                 BELL ATLANTIC - VIRGINIA, INC.



Date:  August 15, 1994           By  /s/ O. Riley Young, Jr.
                                    --------------------------------------
                                         O. Riley Young, Jr.
                                         Controller