Form 10-Q
period 1995-03-31
BELL ATLANTIC VIRGINIA INC
filed 1995-05-12
CIK 19725

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                               ----------------

                                   FORM 10-Q

                               ----------------


          (Mark one)
            [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1995

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

                                ---------------

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

                                                             Three months ended
                                                                 March 31,
                                                            --------------------
                                                              1995       1994
                                                            ---------  ---------
OPERATING REVENUES (including $28 to
 affiliates and $704 from affiliates)...................    $485,957   $476,275
                                                            --------   --------
OPERATING EXPENSES
  Employee costs, including benefits
   and taxes............................................      96,443     98,880
  Depreciation and amortization.........................      99,190     97,182
  Other (including $97,304
   and $89,220 to affiliates)...........................     150,201    148,610
                                                            --------   --------
                                                             345,834    344,672
                                                            --------   --------

OPERATING INCOME........................................     140,123    131,603

OTHER INCOME AND (EXPENSE), NET
  Allowance for funds used
   during construction..................................         ---        793
  Other, net............................................      (1,367)      (616)
                                                            --------   --------
                                                              (1,367)       177
INTEREST EXPENSE (including $1,137
 and $432 to affiliate).................................      16,438     17,226
                                                            --------   --------

INCOME BEFORE PROVISION FOR INCOME TAXES................     122,318    114,554
PROVISION FOR INCOME TAXES..............................      46,721     42,214
                                                            --------   --------

NET INCOME..............................................    $ 75,597   $ 72,340
                                                            ========   ========

REINVESTED EARNINGS
  At beginning of period................................    $156,709   $438,860
  Add:  net income......................................      75,597     72,340
                                                            --------   --------
                                                             232,306    511,200
  Deduct:  dividends....................................      51,058     50,510
                                                            --------   --------
  At end of period......................................    $181,248   $460,690
                                                            ========   ========

                      See Notes to Financial Statements.

                        Bell Atlantic - Virginia, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)

                                    ASSETS
                                    ------

                                                               March 31,    December 31,
                                                                 1995           1994
                                                              ----------    ------------
CURRENT ASSETS
  Short-term investments....................................  $   16,929     $      ---
  Accounts receivable:
    Customers and agents, net of
     allowances for uncollectibles of $15,770 and $15,031...     301,326        295,406
    Affiliates..............................................      33,699         32,188
    Other...................................................      57,414         34,995
  Material and supplies.....................................       9,132          6,619
  Prepaid expenses..........................................      78,457         64,354
  Deferred income taxes.....................................      16,077         15,605
  Other.....................................................       2,468            285
                                                              ----------     ----------
                                                                 515,502        449,452
                                                              ----------     ----------

PLANT, PROPERTY AND EQUIPMENT...............................   5,248,304      5,080,239
  Less accumulated depreciation.............................   2,561,349      2,471,865
                                                              ----------     ----------
                                                               2,686,955      2,608,374
                                                              ----------     ----------

OTHER ASSETS................................................      82,093         87,782
                                                              ----------     ----------

TOTAL ASSETS.................................................  $3,284,550     $3,145,608
                                                               ==========     ==========

                      See Notes to Financial Statements.

                        Bell Atlantic - Virginia, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                       March 31,    December 31,
                                                          1995          1994
                                                       ----------   ------------
CURRENT LIABILITIES
 Debt maturing within one year:
  Note payable to affiliate........................    $   61,725    $   19,787
  Other............................................         1,373           905
 Accounts payable:
  Affiliates.......................................       145,214       157,749
  Other............................................       182,565       190,904
 Accrued expenses:
  Taxes............................................        72,853         7,229
  Other............................................       102,968        99,897
 Advance billings and customer deposits............        71,090        64,069
                                                       ----------    ----------
                                                          637,788       540,540
                                                       ----------    ----------

LONG-TERM DEBT.....................................       948,780       937,415
                                                       ----------    ----------

EMPLOYEE BENEFIT OBLIGATIONS.......................       411,404       406,664
                                                       ----------    ----------

DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes.............................       128,802       129,987
 Unamortized investment tax credits................        28,492        29,757
 Other.............................................        74,351        70,851
                                                       ----------    ----------
                                                          231,645       230,595
                                                       ----------    ----------
SHAREOWNER'S INVESTMENT
 Common stock - one share, without
  par value, owned by parent.......................       873,685       873,685
 Reinvested earnings...............................       181,248       156,709
                                                       ----------    ----------
                                                        1,054,933     1,030,394
                                                       ----------    ----------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT......    $3,284,550    $3,145,608
                                                       ==========    ==========

                      See Notes to Financial Statements.

                        Bell Atlantic - Virginia, Inc.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)


                                                            Three months ended
                                                                 March 31,
                                                           ---------------------
                                                             1995         1994
                                                           ---------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES...............   $ 170,314   $ 174,879
                                                           ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in short-term investments..................     (16,929)        ---
  Additions to plant, property and equipment............    (167,957)    (92,782)
  Other, net............................................          95         503
                                                           ---------   ---------
Net cash used in investing activities...................    (184,791)    (92,279)
                                                           ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal repayments of capital lease
   obligations..........................................        (175)       (251)
  Net change in note payable to affiliate...............      41,938      (6,201)
  Dividends paid........................................     (51,058)    (50,510)
  Net change in outstanding checks drawn
   on controlled disbursement accounts..................      23,772     (25,638)
                                                           ---------   ---------
Net cash provided by/(used in) financing activities.....      14,477     (82,600)
                                                           ---------   ---------

NET CHANGE IN CASH......................................         ---         ---

CASH, BEGINNING OF PERIOD...............................         ---         ---
                                                           ---------   ---------

CASH, END OF PERIOD.....................................   $     ---   $     ---
                                                           =========   =========

                      See Notes to Financial Statements.

                        Bell Atlantic - Virginia, Inc.

                         NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

    The accompanying financial statements are unaudited and have been prepared by Bell Atlantic - Virginia, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The December 31, 1994 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Effective August 1, 1994, the Company discontinued accounting for its operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulations."

2.  Dividend

    On May 1, 1995, the Company declared and paid a dividend in the amount of $65,000,000 to Bell Atlantic Corporation.

3.  Reclassifications

    Certain reclassifications of prior year's data have been made to conform to 1995 classifications.

                        Bell Atlantic - Virginia, Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

    This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
- ---------------------

    The Company reported net income for the first quarter of 1995 of $75,597,000, compared to net income of $72,340,000 for the same period in 1994.

    Major items affecting the comparison of operating results for the three month period ended March 31, 1995, versus the three month period ended March 31, 1994, are discussed in the following sections.

OPERATING REVENUES
- ------------------

For the Three Months Ended  March 31                          1995       1994
- --------------------------------------------------------------------------------
                                                          (Dollars in Thousands)
Transport Services
   Local service                                          $200,442      $195,156
   Network access                                          143,909       140,884
   Toll service                                             24,910        34,141
Ancillary Services
   Directory advertising                                    43,437        41,217
   Other                                                    21,826        20,734
Value-added Services                                        51,433        44,143
                                                          --------      --------
Total                                                     $485,957      $476,275
                                                          ========      ========

TRANSPORT SERVICES OPERATING STATISTICS
- ---------------------------------------

                                                                      Percentage
                                                                       Increase
                                                   1995      1994     (Decrease)
- --------------------------------------------------------------------------------
At March 31
- -----------
  Access Lines in Service (In thousands)
    Residence                                      1,872     1,824       2.6%
    Business                                       1,062       999       6.3
    Public                                            40        40         -
                                                  ------    ------
                                                   2,974     2,863       3.9
                                                  ======    ======

For the Three Month Period Ended March 31
- -----------------------------------------
  Access Minutes of Use (In millions)
    Interstate                                     2,524     2,355       7.2
    Intrastate                                       662       654       1.2
                                                  ------    ------
                                                   3,186     3,009       5.9
                                                  ======    ======

  Toll Messages (In thousands)
    Intrastate                                    26,713    38,972     (31.5)
    Interstate                                     2,799     2,867      (2.4)
                                                  ------    ------
                                                  29,512    41,839     (29.5)
                                                  ======    ======

                        Bell Atlantic - Virginia, Inc.

LOCAL SERVICE REVENUES

  Dollars in Thousands                                  Increase
- --------------------------------------------------------------------------------
  Three Months                                          $ 5,286         2.7%
- --------------------------------------------------------------------------------

    Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone services.

    Local service revenues increased in 1995 due primarily to a 3.9% growth in the number of access lines in service, higher usage of basic calling services by residence customers and increased usage and data transport by business customers. This growth was partially offset by the effect of storm-driven usage experienced in the first quarter of 1994.

NETWORK ACCESS REVENUES

  Dollars in Thousands                                  Increase
- --------------------------------------------------------------------------------
  Three Months                                          $ 3,025         2.1%
- --------------------------------------------------------------------------------

    Network access revenues are received from interexchange carriers (IXCs) for their use of the Company's local exchange facilities in providing long-distance services to IXCs' customers and from end-user subscribers. Switched access service revenues are derived from usage-based charges paid by IXCs for access to the Company's network. Special access revenues arise from access charges paid by IXCs and end-users who have private networks, and end-user access revenues are earned from local exchange carrier customers who pay for access to the network.

    Network access revenues increased in 1995 principally due to higher customer demand for access services as reflected by a 5.9% growth in access minutes of use, as well as growth in revenues from end-user charges attributable to increasing access lines in service. Increased demand for digital data transport services also contributed to growth in access revenues. Reported growth in access minutes of use and revenues was negatively impacted by storm-related calling volumes experienced in the first quarter of 1994. Volume-related revenue increases were partially offset by the effect of price reductions, the recognition of the Company's obligations under the Federal Communications Commission's (FCC) current price cap order and lower revenues recognized through an interstate revenue sharing agreement with affiliated companies. See "Competitive and Regulatory Environment - Federal Regulation" for a discussion of FCC interstate access revenue issues.

TOLL SERVICE REVENUES

  Dollars in Thousands                                  (Decrease)
- --------------------------------------------------------------------------------
  Three Months                                          $(9,231)        (27.0)%
- --------------------------------------------------------------------------------

    Toll service revenues are earned from calls made outside a customer's local calling area, but within the same service area boundaries of the Company, commonly referred to as "LATAs." Other toll services include 800 services and Wide Area Telephone Service (WATS).

    Toll service revenues decreased in 1995 primarily due to the effects of extended local calling areas and storm-driven usage experienced in the first quarter of 1994, as reflected by a 29.5% decline in toll message volume. The Company also implemented price reductions on certain toll services which contributed to the decline in toll service revenues in the first quarter of 1995. The Company expects that reductions in toll service revenues will continue in 1995.

                        Bell Atlantic - Virginia, Inc.

DIRECTORY ADVERTISING REVENUES

  Dollars in Thousands                                  Increase
- --------------------------------------------------------------------------------
  Three Months                                          $ 2,220         5.4%
- --------------------------------------------------------------------------------

    Directory advertising revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Pages directories. Other directory advertising services include database and foreign directory marketing.

    Growth in directory advertising revenues was principally due to higher rates charged for these services. Volume growth continues to be impacted by competition from other directory companies, as well as other advertising media.

OTHER ANCILLARY SERVICES REVENUES

  Dollars in Thousands                                  Increase
- --------------------------------------------------------------------------------
  Three Months                                          $ 1,092         5.3%
- --------------------------------------------------------------------------------

    Other ancillary services include billing and collection services provided to IXCs, and facilities rental services provided to affiliates and non-affiliates.

    Other ancillary services increased due to higher billing and collection services revenues and higher facilities rental revenues from affiliates.

VALUE-ADDED SERVICES REVENUES

  Dollars in Thousands                                  Increase
- --------------------------------------------------------------------------------
  Three Months                                          $ 7,290         16.5%
- --------------------------------------------------------------------------------

    Value-added services represent a family of enhanced services including Call Waiting, Return Call, Caller ID and Caller ID Deluxe, Answer Call, and Voice Mail. These services also include customer premises services such as inside wire installation and maintenance and other central office services and features.

    Continued growth in the network customer base (access lines) and higher demand by residence customers for value-added central office and voice messaging services offered by the Company, including the introduction of Caller ID Deluxe in the fourth quarter of 1994, increased value-added services revenues in the first quarter of 1995. Higher customer premises services revenues also contributed to revenue growth in the first quarter of 1995. These revenue increases were offset, in part, by the elimination of Touch-Tone service charges, in accordance with the Virginia State Corporation Commission's (SCC) new regulatory plan for the Company, effective January 1, 1995. The elimination of Touch-Tone service charges is expected to reduce value-added services revenues by approximately $25 million annually.

OPERATING EXPENSES
- ------------------

For the Three Months Ended March 31                         1995          1994
- --------------------------------------------------------------------------------
                                                          (Dollars in Thousands)
Employee costs, including benefits and taxes              $ 96,443      $ 98,880
Depreciation and amortization                               99,190        97,182
Other operating expenses                                   150,201       148,610
                                                          --------      --------
Total                                                     $345,834      $344,672
                                                          ========      ========

                        Bell Atlantic - Virginia, Inc.

EMPLOYEE COSTS

  Dollars in Thousands                                  (Decrease)
- --------------------------------------------------------------------------------
  Three Months                                          $(2,437)        (2.5)%
- --------------------------------------------------------------------------------

    Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by the Company. Similar costs incurred by employees of Bell Atlantic Network Services, Inc. (NSI), who provide centralized services on a contract basis, are allocated to the Company and are included in other operating expenses.

    The decline in employee costs was principally due to a decrease in overtime pay and repair and maintenance activity, both of which were higher in the first quarter of 1994 as a result of unusually severe weather conditions. The effect of lower workforce levels also contributed to the overall decrease in employee costs. These reductions were partially offset by annual salary and wage increases for management and associate employees, effective April and August 1994, respectively. Associate employee wage increases were determined under a contract ratified in October 1992 by the union representing associate employees of the Company. Such contract will expire in August 1995.

DEPRECIATION AND AMORTIZATION

  Dollars in Thousands                                  Increase
- --------------------------------------------------------------------------------
  Three Months                                          $ 2,008         2.1%
- --------------------------------------------------------------------------------

    Depreciation and amortization increased due to growth in depreciable telephone plant and higher depreciation rates. The higher depreciation rates resulted principally from the discontinued application of regulatory accounting principles, effective August 1, 1994. These increases were partially offset by the effect of additional expense in 1994 for the amortization of intra-building cable. The composite depreciation rate was 7.9% for the first quarter of 1995. The Company expects this composite depreciation rate to remain substantially unchanged for the remainder of 1995.

OTHER OPERATING EXPENSE

  Dollars in Thousands                                  Increase
- --------------------------------------------------------------------------------
  Three Months                                          $ 1,591         1.1%
- --------------------------------------------------------------------------------

    Other operating expenses consist primarily of contracted services including centralized service expenses allocated from NSI, rent, network software costs, operating taxes other than income, provision for uncollectible accounts receivable, and other costs.

    The increase in other operating expenses was largely attributable to higher costs allocated from NSI, primarily as a result of increased rent expense, as well as additional costs incurred in that organization to enhance systems and consolidate work activities at Bell Atlantic's network services subsidiaries, including the Company.

    This increase was substantially offset by decreases in rent expense from other affiliates, lower network software costs due to the timing of purchases, and the effect of the severe winter storms in the first quarter of 1994.

                        Bell Atlantic - Virginia, Inc.

OTHER INCOME AND (EXPENSE), NET

  Dollars in Thousands                                  (Decrease)
- --------------------------------------------------------------------------------
  Three Months                                          $(1,544)
- --------------------------------------------------------------------------------

    The change in other income and (expense), net was largely attributable to a reduction in income related to the allowance for funds used during construction.

    Upon the discontinued application of regulatory accounting principles, effective August 1, 1994, the Company began recognizing capitalized interest costs as a reduction of interest expense. Previously, the Company recorded an allowance for funds used during construction as an item of other income.

INTEREST EXPENSE

  Dollars in Thousands                                  (Decrease)
- --------------------------------------------------------------------------------
  Three Months                                          $  (788)        (4.6)%
- --------------------------------------------------------------------------------

    Interest expense decreased principally due to the recognition of capitalized interest costs, subsequent to the discontinued application of regulatory accounting principles. Partially offsetting this decrease was additional expense resulting from higher interest rates and higher levels of average short-term debt in the first quarter of 1995.

PROVISION FOR INCOME TAXES

  Dollars in Thousands                                  Increase
- --------------------------------------------------------------------------------
  Three Months                                          $ 4,507         10.7%
- --------------------------------------------------------------------------------

EFFECTIVE INCOME TAX RATES

For the Three Months Ended March 31
- --------------------------------------------------------------------------------
  1995                                                  38.2%
- --------------------------------------------------------------------------------
  1994                                                  36.9%
- --------------------------------------------------------------------------------

    The Company's effective income tax rate was higher in the first quarter of 1995 due principally to the reduction in the amortization of investment tax credits and the elimination of the benefit of the rate differential applied to reversing timing differences as a result of the discontinued application of regulatory accounting principles in August 1994.

COMPETITIVE AND REGULATORY ENVIRONMENT
- --------------------------------------

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

                        Bell Atlantic - Virginia, Inc.

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

    Federal Regulation

    Legislation has been introduced in the current session of the United States Congress that would open local exchange markets to competitors and would permit local exchange carriers, such as the Company, to provide interLATA services upon meeting certain conditions. No definitive prediction can be made as to whether or when such legislation will be enacted, the provisions thereof or the impact on the business or financial condition of the Company.

    On April 28, 1995, the U.S. District Court, which administers the Modification of Final Judgment (MFJ), granted the Regional Bell Operating Companies' (RBOCs) joint motion for a waiver of the MFJ permitting them to provide interLATA wireless telecommunications services. The Court's decision contained a number of restrictions limiting the extent and manner in which the RBOCs may provide interLATA wireless services. While Bell Atlantic plans to comply with the requirements of the Court's decision so that it may provide the services authorized therein, it has appealed the decision to the U.S. Court of Appeals for the District of Columbia Circuit.

    In February 1995, the FCC issued an Order to Show Cause with respect to certain findings contained in an independent audit of Bell Atlantic's network services subsidiaries' 1988 and first quarter 1989 reported adjustments to the National Exchange Carrier Association (NECA) interstate common line pool. On May 2, 1995, Bell Atlantic filed its response to the Show Cause Order, asserting that there is no legal basis for the FCC to institute enforcement proceedings with respect to these findings. Resolution of this matter is expected later in 1995.

    FCC Interim Price Cap Orders

    On March 30, 1995, the FCC adopted its Report and Order approving an Interim Price Cap Plan for interstate access rates. The Interim Plan, which is effective August 1, 1995, replaces the Price Cap Plan that the FCC adopted in 1990.

    Under the Interim Plan, the Company's Price Cap Index must be reduced by a fixed percentage, either 4.0%, 4.7%, or 5.3%, which is intended to reflect increases in productivity (Productivity Factor). Companies selecting the 4.0% or 4.7% Productivity Factor are required to reduce future prices and share a portion of their interstate return in excess of 12.25%. Companies selecting the 5.3% Productivity Factor are also required to reduce prices but are not required to share. The Interim Plan also provides for a reduction in the Price Cap Index of 2.8% to adjust for what the FCC believes was an underestimate in its calculation of the Productivity Factor in prior years. The Interim Plan provides for increases to the Price Cap Indices for inflation, 2.9% effective August 1, 1995, based on the increase in the GDP-PI. The Interim Plan also eliminated the recovery of certain "exogenous" cost changes including changes in accounting costs that the FCC believes have no economic consequences.

    On March 30, 1995, the FCC also adopted an Order relating to the Price Cap Plan requiring local exchange carriers to include in their calculation of interstate earnings an adjustment to add back to revenues the amounts that were required to be shared with ratepayers. This adjustment, which is effective for 1994 and subsequent years, increased 1994 calculated interstate returns for the purpose of determining the prior years sharing amounts that will be reflected in rate reductions that become effective August 1, 1995.

                        Bell Atlantic - Virginia, Inc.

    On May 9, 1995, Bell Atlantic filed its Transmittal of Interstate Rates as required by the March 30, 1995 Orders. In the filing, Bell Atlantic selected the 5.3% productivity factor for the August 1995 to June 1996 tariff period.
The rates included in the May 9, 1995 filing result in price decreases for the Company totaling approximately $48,900,000 on an annual basis. These price decreases include the scheduled expiration of a temporary rate increase of approximately $15,700,000 on an annualized basis that is in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs. Approximately 80% of the remaining $33,200,000 reduction results from compliance with the Interim Plan. The remaining 20% represents reductions that the Company was required to make under the prior Price Cap Plan. It is expected that the earnings impact of these price decreases will be substantially mitigated by volume increases and cost reductions that result from improved productivity.

    Bell Atlantic has appealed the Orders with the D.C. Circuit Court of Appeals and has petitioned the FCC for a stay of certain aspects of the Orders pending the results of the appeals.

    State Regulation

    The communications services of the Company are subject to regulation by the SCC with respect to intrastate rates and services and other matters.

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

OTHER MATTERS
- -------------

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

FINANCIAL CONDITION
- -------------------

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

                        Bell Atlantic - Virginia, Inc.

    As of March 31, 1995, the Company had $138,300,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $100,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission.

    The Company's debt ratio was 49.0% at March 31, 1995, compared to 48.2% at December 31, 1994.

                        Bell Atlantic - Virginia, Inc.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         For background concerning the Company's contingent liabilities under the Plan of Reorganization governing the divestiture by AT&T Corp. (formerly American Telephone and Telegraph Company) of certain assets of the former Bell System Operating Companies with respect to private actions relating to pre-divestiture events, including pending antitrust cases, see Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               Exhibit Number

               27   Financial Data Schedule.

         (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 1995.

                        Bell Atlantic - Virginia, Inc.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 BELL ATLANTIC - VIRGINIA, INC.


Date:  May 11, 1995              By  /s/ O. Riley Young, Jr.
                                    -----------------------------------
                                    O. Riley Young, Jr.
                                    Controller


       UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 8, 1995.