Form 10-Q
period 1995-06-30
BELL ATLANTIC VIRGINIA INC
filed 1995-08-11
CIK 19725

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 -------------
                                   FORM 10-Q
                                 -------------

  (Mark one)
      [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1995

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

                                 -------------


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
                            (Dollars in Thousands)

                                                         Three months ended      Six months ended
                                                               June 30,              June 30,
                                                        --------------------   -------------------
                                                          1995        1994       1995       1994
                                                        --------    --------   --------   --------
OPERATING REVENUES (including $793, $1,346,
  $765 and $2,050 from affiliates)..................    $499,137    $483,153   $985,094   $959,428
                                                        --------    --------   --------   --------
OPERATING EXPENSES
  Employee costs, including benefits and taxes......      97,877      98,525    194,320    197,405
  Depreciation and amortization.....................     104,608      98,419    203,798    195,601
  Other (including $101,004, $92,749, $198,308
    and $181,969 to affiliates).....................     154,133     148,058    304,334    296,668
                                                        --------    --------   --------   --------
                                                         356,618     345,002    702,452    689,674
                                                        --------    --------   --------   --------

OPERATING INCOME....................................     142,519     138,151    282,642    269,754

OTHER INCOME (EXPENSE), NET
  Allowance for funds used during construction......         ---         770        ---      1,563
  Other, net........................................         495        (894)      (872)    (1,510)
                                                        --------    --------   --------   --------
                                                             495        (124)      (872)        53
INTEREST EXPENSE (including $1,614, $544, $2,751
  and $976 to affiliate)............................      19,480      17,528     35,918     34,754
                                                        --------    --------   --------   --------

INCOME BEFORE PROVISION FOR INCOME TAXES............     123,534     120,499    245,852    235,053
PROVISION FOR INCOME TAXES..........................      46,994      44,527     93,715     86,741
                                                        --------    --------   --------   --------

NET INCOME..........................................    $ 76,540    $ 75,972   $152,137   $148,312
                                                        ========    ========   ========   ========
REINVESTED EARNINGS
  At beginning of period............................    $181,248    $460,690   $156,709   $438,860
  Add: net income...................................      76,540      75,972    152,137    148,312
                                                        --------    --------   --------   --------
                                                         257,788     536,662    308,846    587,172
  Deduct:  dividend.................................      65,000      61,489    116,058    111,999
           other changes............................          65         ---         65        ---
                                                        --------    --------   --------   --------
  At end of period..................................    $192,723    $475,173   $192,723   $475,173
                                                        ========    ========   ========   ========




                      See Notes to Financial Statements.

                        Bell Atlantic - Virginia, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                                     ASSETS
                                     ------


                                                   June 30,   December 31,
                                                     1995         1994
                                                  ----------  ------------
CURRENT ASSETS
  Short-term investments........................  $   12,618    $      ---
  Accounts receivable:
   Customers and agents, net of allowances for
    uncollectibles of $16,019 and $15,031.......     314,116       295,406
   Affiliates...................................      35,951        32,188
   Other........................................      44,673        34,995
  Material and supplies.........................       7,218         6,619
  Prepaid expenses..............................      94,185        64,354
  Deferred income taxes.........................      17,621        15,605
  Other.........................................         760           285
                                                  ----------    ----------
                                                     527,142       449,452
                                                  ----------    ----------

PLANT, PROPERTY AND EQUIPMENT...................   5,341,111     5,080,239
  Less accumulated depreciation.................   2,633,997     2,471,865
                                                  ----------    ----------
                                                   2,707,114     2,608,374
                                                  ----------    ----------

OTHER ASSETS....................................      84,654        87,782
                                                  ----------    ----------

TOTAL ASSETS....................................  $3,318,910    $3,145,608
                                                  ==========    ==========



                      See Notes to Financial Statements.

                        Bell Atlantic - Virginia, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                   June 30,   December 31,
                                                     1995         1994
                                                  ----------  ------------
CURRENT LIABILITIES
  Debt maturing within one year:
   Note payable to affiliate....................  $  102,895    $   19,787
   Other........................................       2,494           905
  Accounts payable:
   Affiliates...................................     185,459       157,749
   Other........................................     186,282       190,904
  Accrued expenses:
   Taxes........................................      13,551         7,229
   Other........................................      92,228        99,897
  Advance billings and customer deposits........      71,843        64,069
                                                  ----------    ----------
                                                     654,752       540,540
                                                  ----------    ----------

LONG-TERM DEBT..................................     947,090       937,415
                                                  ----------    ----------

EMPLOYEE BENEFIT OBLIGATIONS....................     415,904       406,664
                                                  ----------    ----------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes.........................     129,949       129,987
  Unamortized investment tax credits............      27,227        29,757
  Other.........................................      77,580        70,851
                                                  ----------    ----------
                                                     234,756       230,595
                                                  ----------    ----------

SHAREOWNER'S INVESTMENT
  Common stock - one share, without par value,
   owned by parent..............................     873,685       873,685
  Reinvested earnings...........................     192,723       156,709
                                                  ----------    ----------
                                                   1,066,408     1,030,394
                                                  ----------    ----------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT...  $3,318,910    $3,145,608
                                                  ==========    ==========



                      See Notes to Financial Statements.

                        Bell Atlantic - Virginia, Inc.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                                 Six months ended
                                                                      June 30,
                                                             -----------------------
                                                                1995          1994
                                                             ---------     ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES................    $ 309,595     $ 282,097
                                                             ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in short-term investments...................      (12,618)          ---
  Additions to plant, property and equipment.............     (291,385)     (198,050)
  Other, net.............................................       (2,074)           10
                                                             ---------     ---------
Net cash used in investing activities....................     (306,077)     (198,040)
                                                             ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal repayments of capital lease obligations......         (459)         (523)
  Net change in note payable to affiliate................       83,108        47,643
  Dividends paid.........................................     (116,058)     (111,999)
  Net change in outstanding checks drawn
   on controlled disbursement accounts...................       29,891       (19,178)
                                                             ---------     ---------
Net cash used in financing activities....................       (3,518)      (84,057)
                                                             ---------     ---------

NET CHANGE IN CASH.......................................          ---           ---


CASH, BEGINNING OF PERIOD................................          ---           ---
                                                             ---------     ---------

CASH, END OF PERIOD......................................    $     ---     $     ---
                                                             =========     =========


                      See Notes to Financial Statements.

                        Bell Atlantic - Virginia, Inc.


                         NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying financial statements are unaudited and have been prepared by Bell Atlantic - Virginia, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The December 31, 1994 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Effective August 1, 1994, the Company discontinued accounting for its operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."

2.   Dividend

     On August 1, 1995, the Company declared and paid a dividend in the amount of $93,202,000 to Bell Atlantic Corporation.

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

RESULTS OF OPERATIONS
- ---------------------

     The Company reported net income for the first six months of 1995 of $152,137,000, compared to net income of $148,312,000 for the same period in 1994.

     Major items affecting the comparison of results for the six month period ended June 30, 1995, versus the six month period ended June 30, 1994, are discussed in the following sections.


OPERATING REVENUES
- ------------------


For the Six Months Ended June 30                             1995                  1994
- ----------------------------------------------------------------------------------------
                                                               (Dollars in Thousands)
Transport Services
   Local service.......................                   $406,494              $395,303
   Network access......................                    295,863               277,668
   Toll service........................                     49,153                66,609
Ancillary Services
   Directory advertising...............                     87,217                82,296
   Other...............................                     44,104                40,501
Value-added Services...................                    102,263                97,051
                                                          --------              --------
Total..................................                   $985,094              $959,428
                                                          ========              ========


TRANSPORT SERVICES OPERATING STATISTICS
- ---------------------------------------
                                                                               Percentage
                                                                                Increase
                                                 1995         1994             (Decrease)
- -----------------------------------------------------------------------------------------
At June 30
- ----------
 Access Lines in Service (In thousands)
   Residence............................        1,886        1,828                   3.2%
   Business.............................        1,074        1,010                   6.3
   Public...............................           41           41                     -
                                                -----        -----
                                                3,001        2,879                   4.2
                                                =====        =====

For the Six Month Period Ended June 30
- --------------------------------------
Access Minutes of Use (In millions)
   Interstate...........................        5,103        4,751                   7.4
   Intrastate...........................        1,376        1,303                   5.6
                                                -----        -----
                                                6,479        6,054                   7.0
                                                =====        =====

 Toll Messages (In thousands)
   Intrastate...........................       54,242       77,292                 (29.8)
   Interstate...........................        5,756        5,684                   1.3
                                               ------       ------
                                               59,998       82,976                 (27.7)
                                               ======       ======

                        Bell Atlantic - Virginia, Inc.


LOCAL SERVICE REVENUES


     (Dollars in Thousands)               Increase
- --------------------------------------------------------------------------------
     Six Months                           $ 11,191         2.8%
- --------------------------------------------------------------------------------

     Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone services.

     Local service revenues increased due primarily to a 4.2% growth in the number of access lines in service and increased usage and data transport by business customers.


NETWORK ACCESS REVENUES

     (Dollars in Thousands)               Increase
- --------------------------------------------------------------------------------
     Six Months                           $ 18,195         6.6%
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

     Network access revenues increased principally due to higher customer demand for access services as reflected by a 7.0% growth in access minutes of use, as well as growth in revenues from end-user charges attributable to increasing access lines in service. Increased demand for digital data transport services also contributed to growth in access revenues. Revenues in the first half of 1995 were also positively impacted by a temporary rate increase that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs.

     Revenue growth was partially offset by price reductions in effect from July 1, 1994 to July 31, 1995 and lower revenues recognized through an interstate revenue sharing agreement with affiliated companies. Further, reported growth in access minutes of use and revenues in the first half of 1995 was negatively impacted by higher storm-related calling volumes experienced in the first quarter of 1994.

     Effective August 1, 1995, the Company implemented price decreases of approximately $48,900,000 on an annual basis, principally for interstate access services, in connection with the Federal Communications Commission's (FCC) Interim Price Cap Order. These price decreases include the scheduled expiration of a temporary rate increase of approximately $15,700,000 on an annualized basis that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs. Approximately 80% of the remaining $33,200,000 reduction results from compliance with the Interim Plan. The remaining 20% represents reductions that the Company was required to make under the prior Price Cap Plan. It is expected that these price decreases will be partially offset by volume increases. As a result of the selection of a 5.3% Productivity Factor under the Interim Plan, the Company is no longer required to share a portion of its interstate earnings. See "Competitive and Regulatory Environment - Federal Regulation" for a further discussion of FCC interstate access revenue issues.


TOLL SERVICE REVENUES

     (Dollars in Thousands)              (Decrease)
- --------------------------------------------------------------------------------
     Six Months                           $(17,456)        (26.2)%
- --------------------------------------------------------------------------------

     Toll service revenues are earned from calls made outside a customer's local calling area, but within the same service area boundaries of the Company, commonly referred to as "LATAs." Other toll services include 800 services and Wide Area Telephone Service (WATS).

                        Bell Atlantic - Virginia, Inc.


     Toll service revenues decreased primarily due to the effects of extended local calling areas and storm-related usage experienced in the first quarter of 1994, as reflected by a 27.7% decline in toll message volumes. The Company also implemented price reductions on certain toll services which contributed to the decline in toll service revenues in the first half of 1995. The Company expects that reductions in toll service revenues will continue for the remainder of 1995.


DIRECTORY ADVERTISING REVENUES

     (Dollars in Thousands)              Increase
- --------------------------------------------------------------------------------
     Six Months                           $ 4,921          6.0%
- --------------------------------------------------------------------------------

     Directory advertising revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Pages directories. Other directory advertising services include database and foreign directory marketing.

     Growth in directory advertising revenues was due primarily to higher rates charged for these services. Changes in billing procedures and lower customer claims and disconnects further boosted directory services revenues in the first half of 1995. Volume growth continues to be impacted by competition from other directory companies, as well as other advertising media.


OTHER ANCILLARY SERVICES REVENUES

     (Dollars in Thousands)              Increase
- --------------------------------------------------------------------------------
     Six Months                           $ 3,603          8.9%
- --------------------------------------------------------------------------------

     Other ancillary services include billing and collection services provided to IXCs and facilities rental services provided to affiliates and non-affiliates.

     Other ancillary services revenues increased due to higher facilities rental revenues. This increase was offset, in part, by a reduction in billing and collection revenues as a result of a revised contract with an IXC, which no longer includes certain billing and collection services.


VALUE-ADDED SERVICES REVENUES

     (Dollars in Thousands)              Increase
- --------------------------------------------------------------------------------
     Six Months                           $ 5,212          5.4%
- --------------------------------------------------------------------------------

     Value-added services represent a family of enhanced services including Call Waiting, Return Call, Caller ID, Answer Call, and Voice Mail. These services also include customer premises services such as inside wire installation and maintenance and other central office services and features.

     Continued growth in the network customer base (access lines) and higher demand by residence customers for certain value-added central office and voice messaging services offered by the Company, including the introduction of Caller ID Deluxe in the fourth quarter of 1994, increased value-added services revenues in the first half of 1995. These revenue increases were offset, in part, by the elimination of Touch-Tone service charges, in accordance with the Virginia State Corporation Commission's (SCC) new regulatory plan for the Company, effective January 1, 1995. The elimination of Touch-Tone service charges is expected to reduce value-added services revenues by approximately $25 million annually.

                        Bell Atlantic - Virginia, Inc.



OPERATING EXPENSES
- ------------------

For the Six Months Ended June 30                      1995                 1994
- --------------------------------------------------------------------------------
                                                      (Dollars in Thousands)

Employee costs, including benefits and taxes..     $194,320             $197,405
Depreciation and amortization.................      203,798              195,601
Other operating expenses......................      304,334              296,668
                                                   --------             --------
Total.........................................     $702,452             $689,674
                                                   ========             ========

EMPLOYEE COSTS

     (Dollars in Thousands)              (Decrease)
- --------------------------------------------------------------------------------
     Six Months                           $ (3,085)        (1.6)%
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

     The decrease in employee costs was principally due to reduced overtime pay and repair and maintenance activity, both of which were higher in the first quarter of 1994 as a result of unusually severe weather conditions. These reductions were partially offset by annual salary and wage increases for management and associate employees, effective April 1995 and August 1994, respectively.

     The contract with the Company's union, the Communications Workers of America (CWA), expired on August 5, 1995. As of August 7, 1995, the CWA has not called a strike and the Company continues to make work available to associate employees represented by the CWA at the same wages and benefits as under the expired contract until further notice.


DEPRECIATION AND AMORTIZATION

     (Dollars in Thousands)              Increase
- --------------------------------------------------------------------------------
     Six Months                           $ 8,197          4.2%
- --------------------------------------------------------------------------------

     Depreciation and amortization increased due to growth in depreciable telephone plant and higher depreciation rates. The higher depreciation rates resulted principally from the discontinued application of regulatory accounting principles, effective August 1, 1994. These increases were partially offset by the effect of additional expense in 1994 for the amortization of intra-building cable. The composite depreciation rate was 8.0% for the first half of 1995. The Company expects this composite depreciation rate to remain substantially unchanged for the remainder of 1995.


OTHER OPERATING EXPENSES

     (Dollars in Thousands)              Increase
- --------------------------------------------------------------------------------
     Six Months                           $ 7,666          2.6%
- --------------------------------------------------------------------------------

     Other operating expenses consist primarily of contracted services including centralized services expenses allocated from NSI, rent, network software costs, operating taxes other than income, provision for uncollectible accounts receivable, and other costs.

     The increase in other operating expenses was largely attributable to higher centralized services costs allocated from NSI, primarily as a result of increased advertising and employee costs, as well as additional costs incurred in that organization to enhance systems and consolidate work activities at Bell Atlantic's network services subsidiaries. Also contributing to the increase were higher contracted labor costs. These increases were partially offset by lower rent expense and a reduction in the provision for uncollectible accounts receivable.

                        Bell Atlantic - Virginia, Inc.


OTHER INCOME (EXPENSE), NET

     (Dollars in Thousands)              (Decrease)
- --------------------------------------------------------------------------------
     Six Months                           $   (925)
- --------------------------------------------------------------------------------

     The change in other income (expense), net, was attributable to a reduction in income related to the allowance for funds used during construction offset, in part, by interest income related to short-term investments.

     Upon the discontinued application of regulatory accounting principles, effective August 1, 1994, the Company began recognizing capitalized interest costs as a reduction of interest expense. Previously, the Company recorded an allowance for funds used during construction as an item of other income.


INTEREST EXPENSE

     (Dollars in Thousands)              Increase
- --------------------------------------------------------------------------------
     Six Months                           $ 1,164          3.3%
- --------------------------------------------------------------------------------

     Interest expense increased principally due to higher levels of average short-term debt and higher interest rates in the first half of 1995, as well as an increase in capitalized leases. These increases were partially offset by the recognition of capitalized interest costs, subsequent to the discontinued application of regulatory accounting principles, effective August 1, 1994.


PROVISION FOR INCOME TAXES

     (Dollars in Thousands)              Increase
- --------------------------------------------------------------------------------
     Six Months                           $ 6,974          8.0%
- --------------------------------------------------------------------------------


EFFECTIVE INCOME TAX RATES

For the Six Months Ended June 30
- --------------------------------------------------------------------------------
     1995                                    38.1%
- --------------------------------------------------------------------------------
     1994                                    36.9%
- --------------------------------------------------------------------------------

     The Company's effective income tax rate was higher in the first half of 1995 due principally to the reduction in the amortization of investment tax credits and the elimination of the benefit of the rate differential applied to reversing timing differences, both as a result of the discontinued application of regulatory accounting principles in August 1994.


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

     The Company's telecommunications business is subject to competition from numerous sources. An increasing amount of this competition is from companies that have substantial capital, technological and marketing resources, many of which do not face the same regulatory constraints as the Company. The entry of well-financed competitors has the potential to adversely affect multiple revenue streams of the Company, including toll, local exchange and network access services in the markets and geographical areas in which the competitors operate. The amount of revenue reductions will depend, in part, on the competitors' success in marketing these services and the conditions established by regulatory authorities. The potential impact is expected to be offset, to some extent, by revenues from interconnection charges to be paid to the Company by these competitors.

                        Bell Atlantic - Virginia, Inc.


     The Company continues to respond to competitive challenges by intensely focusing on meeting customer requirements and by reducing its cost structure through efficiency and productivity initiatives.

     Federal Regulation

     On August 4, 1995, the U.S. House of Representatives passed a bill which includes provisions that would open local exchange markets to competitors and would permit local exchange carriers, such as the Company, to provide interLATA services and engage in manufacturing upon meeting certain conditions. The Senate passed a similar bill in June of 1995. A conference committee is expected to work through the differences between the two bills in September and October of 1995. No definitive prediction can be made as to whether or when such legislation will be enacted, the provisions thereof or the impact on the business or financial condition of the Company.

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

     FCC Interim Price Cap Orders

     On March 30, 1995, the FCC adopted its Report and Order approving an Interim Price Cap Plan for interstate access charges. The Interim Plan, which was effective August 1, 1995, replaces the Price Cap Plan that the FCC adopted in 1990.

     Under the Interim Plan, the Company's Price Cap Index must be adjusted by an inflation index (GDP-PI), less a fixed percentage, either 4.0%, 4.7%, or 5.3%, which is intended to reflect increases in productivity (Productivity Factor). Companies selecting the 4.0% or 4.7% Productivity Factor are required to reduce future prices and share a portion of their interstate return in excess of 12.25%. Companies selecting the 5.3% Productivity Factor are also required to reduce prices but are not required to share. The Interim Plan also provides for a reduction in the Price Cap Index of 2.8% to adjust for what the FCC believes was an underestimate in its calculation of the Productivity Factor in prior years. The Interim Plan also eliminates the recovery of certain "exogenous" cost changes, including changes in accounting costs that the FCC believes have no economic consequences.

     On March 30, 1995, the FCC also adopted an Order relating to the Price Cap Plan requiring local exchange carriers to include in their calculation of interstate earnings an adjustment to add back to revenues the amounts that were required to be shared with ratepayers in the prior year. This adjustment, which is effective for determination of sharing relating to earnings for 1994 and subsequent years, increased 1994 calculated interstate returns for the purpose of determining sharing amounts that were reflected in rate reductions that became effective August 1, 1995.

     On May 9, 1995, Bell Atlantic filed its Transmittal of Interstate Rates as required by the March 30, 1995 Orders. In the filing, Bell Atlantic selected the 5.3% Productivity Factor for the August 1995 to June 1996 tariff period. The rates included in the May 9, 1995 filing resulted in price decreases for the Company totaling approximately $48,900,000 on an annual basis. These price decreases include the scheduled expiration of a temporary rate increase of approximately $15,700,000 on an annualized basis that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs. Approximately 80% of the remaining $33,200,000 reduction results from compliance with the Interim Plan. The remaining 20% represents reductions that the Company was required to make under the prior Price Cap Plan. It is expected that these price decreases will be partially offset by volume increases.

     Bell Atlantic appealed the Orders to the Court of Appeals for the D.C. Circuit and petitioned the Court for a stay of certain aspects of the Orders pending the results of the appeals. On July 31, 1995, the Court of Appeals denied the Company's request for a stay.

                        Bell Atlantic - Virginia, Inc.

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

     During the 1995 session of the Virginia General Assembly, legislation was passed that will allow the SCC to authorize other telephone companies, beginning January 1, 1996, to compete with the Company in the provision of local exchange services. These telephone companies will come under the jurisdiction of the SCC and will be required to comply with rules and regulations which will be determined by the SCC during 1995. On June 9, 1995, the SCC issued an order inviting comments on its initial draft of Local Competition Rules for Virginia. The Company filed comments with the SCC on the proposed rules on August 4, 1995.

     On July 24, 1995, the SCC issued an order permitting intraLATA toll competition in Virginia. Beginning October 1, 1995, IXCs, upon being certified by the SCC, will be allowed to compete with the Company in the provision of intraLATA toll services.


OTHER MATTERS
- -------------

     Environmental Issues

     The Company is subject to a number of environmental proceedings as a result of its operations and shared liability provisions in the Plan of Reorganization related to the MFJ. Certain of these environmental matters relate to Superfund sites for which the Company has been designated as a potentially responsible party by the U.S. Environmental Protection Agency. Such designation subjects the Company to potential liability for costs relating to cleanup of the affected sites. The Company is also responsible for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance.

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

     As of June 30, 1995, the Company had $97,100,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $100,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission.

     The Company's debt ratio was 49.7% at June 30, 1995, compared to 48.2% at December 31, 1994.

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


Item 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibits:

                  Exhibit Number

                  27 Financial Data Schedule.

             (b) There were no Current Reports on Form 8-K filed during the quarter ended June 30, 1995.

                        Bell Atlantic - Virginia, Inc.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              BELL ATLANTIC - VIRGINIA, INC.


Date:  August 10, 1995        By  /s/ O. Riley Young, Jr.
                                 ----------------------------
                                      O. Riley Young, Jr.
                                      Controller



     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 7, 1995.