Form 10-Q
period 1995-09-30
BELL ATLANTIC VIRGINIA INC
filed 1995-11-13
CIK 19725

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                       --------------------------------

                                   FORM 10-Q
                       --------------------------------

     (Mark one)
        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1995

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

                     -------------------------------------

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
                            (Dollars in Thousands)

                                 Three months ended       Nine months ended
                                    September 30,           September 30,
                                --------------------   -----------------------
                                    1995        1994         1995         1994
                                --------   ---------   ----------   ----------
OPERATING REVENUES
 (including $675 from
 affiliates, $1,612 to
 affiliates, and $1,440 and
 $438 from affiliates)......    $499,278   $ 495,282   $1,484,372   $1,454,710
                                --------   ---------   ----------   ----------

OPERATING EXPENSES
  Employee costs, including
   benefits and taxes.......     100,435     125,630      294,755      323,035
  Depreciation and
   amortization.............     104,008     100,925      307,806      296,526
  Other (including $105,904,
   $96,214, $304,212 and
   $278,183 to affiliates)..     167,723     161,242      472,057      457,910
                                --------   ---------   ----------   ----------
                                 372,166     387,797    1,074,618    1,077,471
                                --------   ---------   ----------   ----------

OPERATING INCOME............     127,112     107,485      409,754      377,239

OTHER INCOME (EXPENSE), NET
  Allowance for funds used
   during construction......         ---         254          ---        1,817
  Other, net................        (246)       (834)      (1,118)      (2,344)
                                --------   ---------   ----------   ----------
                                    (246)       (580)      (1,118)        (527)
INTEREST EXPENSE (including
 $1,866, $681, $4,617
 and $1,657 to affiliate)...      16,941      16,315       52,859       51,069
                                --------   ---------   ----------   ----------

INCOME BEFORE PROVISION FOR
 INCOME TAXES
 AND EXTRAORDINARY ITEM.....     109,925      90,590      355,777      325,643
PROVISION FOR INCOME TAXES..      41,900      33,310      135,615      120,051
                                --------   ---------   ----------   ----------

INCOME BEFORE EXTRAORDINARY
 ITEM.......................      68,025      57,280      220,162      205,592

EXTRAORDINARY ITEM
  Discontinuation of
   Regulatory Accounting
   Principles,
   Net of Tax...............         ---    (308,580)         ---     (308,580)
                                --------   ---------   ----------   ----------

NET INCOME (LOSS)...........    $ 68,025   $(251,300)  $  220,162   $ (102,988)
                                ========   =========   ==========   ==========


REINVESTED EARNINGS
  At beginning of period....    $192,723   $ 475,173   $  156,709   $  438,860
  Add:  net income (loss)...      68,025    (251,300)     220,162     (102,988)
                                --------   ---------   ----------   ----------
                                 260,748     223,873      376,871      335,872
  Deduct:  dividends........      93,202      64,575      209,260      176,574
           other changes....          40         (43)         105          (43)
                                --------   ---------   ----------   ----------
  At end of period..........    $167,506   $ 159,341   $  167,506   $  159,341
                                ========   =========   ==========   ==========

                      See Notes to Financial Statements.

                        Bell Atlantic - Virginia, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)

                                    ASSETS
                                    ------

                                                   September 30,  December 31,
                                                      1995           1994
                                                  -------------  ------------
CURRENT ASSETS
  Short-term investments........................     $    5,814    $      ---
  Accounts receivable:
    Customers and agents, net of allowances for
      uncollectibles of $18,549 and $15,031.....        323,316       295,406
    Affiliates..................................         33,692        32,188
    Other.......................................         35,022        34,995
  Material and supplies.........................         11,661         6,619
  Prepaid expenses..............................         84,941        64,354
  Deferred income taxes.........................         17,297        15,605
  Other.........................................            685           285
                                                     ----------    ----------
                                                        512,428       449,452
                                                     ----------    ----------

PLANT, PROPERTY AND EQUIPMENT...................      5,362,200     5,080,239
  Less accumulated depreciation.................      2,666,643     2,471,865
                                                     ----------    ----------
                                                      2,695,557     2,608,374
                                                     ----------    ----------

OTHER ASSETS....................................         83,928        87,782
                                                     ----------    ----------

TOTAL ASSETS....................................     $3,291,913    $3,145,608
                                                     ==========    ==========

                      See Notes to Financial Statements.

                        Bell Atlantic - Virginia, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)

                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                  September 30,  December 31,
                                                      1995           1994
                                                  -------------  ------------

CURRENT LIABILITIES
  Debt maturing within one year:
    Note payable to affiliate...................     $  122,133    $   19,787
    Other.......................................          2,021           905
  Accounts payable and accrued liabilities:
    Affiliates..................................        157,539       157,749
    Taxes.......................................         25,282         7,229
    Other.......................................        279,135       290,801
  Advance billings and customer deposits........         72,378        64,069
                                                     ----------    ----------
                                                        658,488       540,540
                                                     ----------    ----------

LONG-TERM DEBT..................................        946,915       937,415
                                                     ----------    ----------

EMPLOYEE BENEFIT OBLIGATIONS....................        421,143       406,664
                                                     ----------    ----------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes.........................        128,619       129,987
  Unamortized investment tax credits............         25,962        29,757
  Other.........................................         69,595        70,851
                                                     ----------    ----------
                                                        224,176       230,595
                                                     ----------    ----------

SHAREOWNER'S INVESTMENT
  Common stock - one share, without par value,
    owned by parent.............................        873,685       873,685
  Reinvested earnings...........................        167,506       156,709
                                                     ----------    ----------
                                                      1,041,191     1,030,394
                                                     ----------    ----------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT...     $3,291,913    $3,145,608
                                                     ==========    ==========

                      See Notes to Financial Statements.

                        Bell Atlantic - Virginia, Inc.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                        Nine months ended
                                                          September 30,
                                                      --------------------
                                                         1995       1994
                                                      ---------  ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES............ $ 489,989   $475,491
                                                      ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in short-term investments...............    (5,814)       ---
  Additions to plant, property and equipment.........  (382,660)  (285,401)
  Other, net.........................................    (2,059)    (1,516)
                                                       --------   --------
Net cash used in investing activities................  (390,533)  (286,917)
                                                       --------   --------


CASH FLOWS FROM FINANCING ACTIVITIES
  Principal repayments of capital lease obligations..      (659)      (708)
  Net change in note payable to affiliate............   102,346      2,685
  Dividends paid.....................................  (209,260)  (176,574)
  Net change in outstanding checks drawn
    on controlled disbursement accounts..............     8,117    (13,977)
                                                       --------   --------
Net cash used in financing activities................   (99,456)  (188,574)
                                                       --------   --------
NET CHANGE IN CASH...................................       ---        ---

CASH, BEGINNING OF PERIOD............................       ---        ---
                                                       --------   --------

CASH, END OF PERIOD..................................  $    ---   $    ---
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

2.   Dividend

     On November 1, 1995, the Company declared and paid a dividend in the amount of $50,000,000 to Bell Atlantic Corporation.

3.   Reclassifications

     Certain reclassifications of the prior year's data have been made to conform to 1995 classifications.

                        Bell Atlantic - Virginia, Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
---------------------

     The Company reported net income for the first nine months of 1995 of $220,162,000, compared to a loss of $102,988,000 for the same period in 1994.

     Results for the nine months ended September 30, 1994 included a non-cash, after-tax extraordinary charge of $308,580,000 in connection with the Company's decision to discontinue application of regulatory accounting principles required by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."

     Major items affecting the comparison of results for the nine month period ended September 30, 1995, versus the nine month period ended September 30, 1994, are discussed in the following sections.

OPERATING REVENUES
------------------

For the Nine Months Ended September 30                    1995         1994
--------------------------------------------------------------------------------
                                                        (Dollars in Thousands)
Transport Services
   Local service............................           $  612,434   $  598,909
   Network access...........................              444,895      426,812
   Toll service.............................               73,433       98,754
Ancillary Services
   Directory publishing.....................              130,003      123,421
   Other....................................               64,410       59,085
Value-added Services........................              159,197      147,729
                                                       ----------  -----------
Total.......................................           $1,484,372   $1,454,710
                                                       ==========  ===========


TRANSPORT SERVICES OPERATING STATISTICS
---------------------------------------

                                                                    Percentage
                                                                      Increase
                                                1995         1994    (Decrease)
--------------------------------------------------------------------------------
At September 30
---------------
  Access Lines in Service (In thousands)
    Residence...............................   1,902        1,844          3.1%
    Business................................   1,090        1,033          5.5
    Public..................................      41           41            -
                                              ------      -------
                                               3,033        2,918          3.9
                                              ======      =======

For the Nine Month Period Ended September 30
--------------------------------------------
  Access Minutes of Use (In millions)
    Interstate..............................   7,737        7,243          6.8
    Intrastate..............................   2,121        1,983          7.0
                                              ------      -------
                                               9,858        9,226          6.9
                                              ======      =======
  Toll Messages (In thousands)
    Intrastate..............................  81,428      115,764        (29.7)
    Interstate..............................   8,830        8,567          3.1
                                              ------      -------
                                              90,258      124,331        (27.4)
                                              ======      =======

                        Bell Atlantic - Virginia, Inc.

LOCAL SERVICE REVENUES

     (Dollars in Thousands)                   Increase
================================================================================
     Nine Months                    $ 13,525            2.3%
================================================================================

     Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone services.

     Local service revenues increased primarily due to 3.9% growth in the number of access lines in service, and increased usage and data transport by business customers.

NETWORK ACCESS REVENUES

    (Dollars in Thousands)                    Increase
================================================================================
    Nine Months                      $ 18,083           4.2%
================================================================================


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

     Network access revenues increased principally due to higher customer demand for access services as reflected by growth in access minutes of use and in private networks, as well as growth in revenues from end-user charges attributable to increasing access lines in service. Access minutes of use for the nine months ended September 30, 1995 were higher than the corresponding period of 1994 by 6.9%. Revenues in 1995 were also positively impacted by a temporary rate increase that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs.

     Revenue growth from volume increases was partially offset by lower revenues recognized through an interstate revenue sharing agreement with affiliated companies and the effect of price reductions. Under the Federal Communications Commission's (FCC) Price Cap Plan, price reductions on interstate access services were in effect from July 1, 1994 through July 31, 1995.

     In March 1995, the FCC adopted an order approving an Interim Price Cap Plan for interstate access charges, which replaces the prior Price Cap Plan. As required by the FCC's order, Bell Atlantic filed its Transmittal of Interstate Rates, which resulted in price decreases for the Company totaling approximately $48,900,000 on an annual basis, effective August 1, 1995. These price decreases include the scheduled expiration of a temporary rate increase of approximately $15,700,000 on an annualized basis that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs. Approximately 80% of the remaining $33,200,000 reduction results from compliance with the Interim Plan. The remaining 20% represents reductions that the Company was required to make under the prior Price Cap Plan. It is expected that these price decreases will be partially offset by volume increases. Also as part of the filing, Bell Atlantic selected a 5.3% Productivity Factor, which eliminates the requirement to share a portion of interstate earnings related to the August 1995 to June 1996 tariff period. See "Competitive and Regulatory Environment - Federal Regulation" for a further discussion of FCC interstate access revenue issues.

TOLL SERVICE REVENUES

     (Dollars in Thousands)                   (Decrease)
================================================================================
     Nine Months                   $(25,321)              (25.6)%
================================================================================

     Toll service revenues are earned from calls made outside a customer's local calling area, but within the same service area boundaries of the Company, commonly referred to as "LATAs." Other toll services include 800 services and Wide Area Telephone Service (WATS).

                        Bell Atlantic - Virginia, Inc.

     Toll service revenues decreased primarily due to the effects of extended local calling areas as reflected by a 27.4% decline in toll message volumes. The Company also implemented price reductions on certain toll services which contributed to the decline in toll service revenues in 1995. The Company expects that reductions in toll service revenues will continue for the remainder of 1995 due to the introduction of intraLATA toll competition in Virginia, beginning October 1, 1995. See "Competitive and Regulatory Environment - State Regulation" for a further discussion of toll service revenue issues.


DIRECTORY PUBLISHING REVENUES

     (Dollars in Thousands)                   Increase
================================================================================
     Nine Months                     $ 6,582            5.3%
================================================================================

     Directory publishing revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Pages directories. Other directory publishing services include database and foreign directory marketing.

     Growth in directory publishing revenues was primarily due to higher rates charged for these services. Changes in billing procedures and lower customer claims and disconnects further boosted directory publishing revenues in 1995. Volume growth continues to be impacted by competition from other directory companies, as well as other advertising media.


OTHER ANCILLARY SERVICES REVENUES

     (Dollars in Thousands)                   Increase
================================================================================
     Nine Months                     $ 5,325            9.0%
================================================================================

     Other ancillary services include billing and collection services provided to IXCs and facilities rental services provided to affiliates and non-affiliates.

     Other ancillary services revenues increased due to higher facilities rental revenues. This increase was offset, in part, by a reduction in billing and collection revenues as a result of revisions made in early 1995 to the terms of a contract with an IXC. The revised contract no longer includes certain billing and collection services.


VALUE-ADDED SERVICES REVENUES

     (Dollars in Thousands)                   Increase
================================================================================
     Nine Months                    $ 11,468            7.8%
================================================================================

     Value-added services represent a family of enhanced services including Call Waiting, Return Call, Caller ID, Answer Call, and Voice Mail. These services also include customer premises services such as inside wire installation and maintenance and other central office services and features.

     Continued growth in the network customer base (access lines) and higher demand by residence customers for certain value-added central office and voice messaging services offered by the Company, including the introduction of Caller ID Deluxe in the fourth quarter of 1994, increased value-added services revenues in 1995. Higher demand for residential inside wire maintenance plans also contributed to the increase in value-added services revenues. These revenue increases were offset, in part, by the elimination of Touch-Tone service charges, in accordance with the Virginia State Corporation Commission's (SCC) new regulatory plan for the Company, effective January 1, 1995. The elimination of Touch-Tone service charges is expected to reduce value-added services revenues by approximately $25 million annually.

                        Bell Atlantic - Virginia, Inc.

OPERATING EXPENSES
------------------

For the Nine Months Ended September 30                1995        1994
--------------------------------------------------------------------------------
                                                (Dollars in Thousands)
Employee costs, including benefits and taxes..  $  294,755  $  323,035
Depreciation and amortization.................     307,806     296,526
Other operating expenses......................     472,057     457,910
                                                ----------  ----------
Total.........................................  $1,074,618  $1,077,471
                                                ==========  ==========

EMPLOYEE COSTS

     (Dollars in Thousands)                   (Decrease)
================================================================================
     Nine Months                   $(28,280)              (8.8)%
================================================================================

     Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by the Company. Similar costs incurred by employees of Bell Atlantic Network Services, Inc. (NSI), who provide centralized services on a contract basis, are allocated to the Company and are included in other operating expenses.

     The decrease in employee costs was principally due to the effect of a third quarter 1994 charge of $18,474,000 to recognize benefit costs for the separation of employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. A reduction in overtime pay also contributed to the decrease in employee costs. These cost reductions were partially offset by annual salary and wage increases.

     The Company's contract with the Communications Workers of America (CWA) expired on August 5, 1995. As of November 6, 1995, the Company and the CWA have not reached a settlement on a new contract and the Company continues to make work available to employees represented by the CWA at the same wages and benefits as under the expired contract until further notice.

DEPRECIATION AND AMORTIZATION

     (Dollars in Thousands)                   Increase
================================================================================
     Nine Months                    $ 11,280            3.8%
================================================================================

     Depreciation and amortization increased principally due to growth in depreciable telephone plant. The composite depreciation rate was 8.1% for the first nine months of 1995. The Company expects this composite depreciation rate to remain substantially unchanged for the remainder of 1995.


OTHER OPERATING EXPENSES

     (Dollars in Thousands)                   Increase
================================================================================
     Nine Months                     $14,147            3.1%
================================================================================

     Other operating expenses consist primarily of contracted services including centralized services expenses allocated from NSI, rent, network software costs, operating taxes other than income, provision for uncollectible accounts receivable, and other costs.

     The increase in other operating expenses was largely attributable to higher centralized services costs allocated from NSI, primarily as a result of increased advertising costs, as well as additional costs incurred in that organization to enhance systems and consolidate work activities at Bell Atlantic's network services subsidiaries. This increase was partially offset by lower rent expense, lower material expense, and lower directory production costs.

                        Bell Atlantic - Virginia, Inc.

OTHER INCOME (EXPENSE), NET

     (Dollars in Thousands)                   (Decrease)
================================================================================
     Nine Months                               $  (591)
================================================================================

     The change in other income (expense), net, was attributable to the termination of income related to the allowance for funds used during construction. Upon the discontinued application of regulatory accounting principles, effective August 1, 1994, the Company began recognizing capitalized interest costs as a reduction of interest expense. Previously, the Company recorded an allowance for funds used during construction as an item of other income. This reduction was offset, in part, by higher interest income related to short-term investments.

INTEREST EXPENSE

     (Dollars in Thousands)                   Increase
================================================================================
     Nine Months                     $ 1,790            3.5%
================================================================================

     Interest expense increased principally due to higher levels of average short-term debt and higher interest rates in 1995, as well as an increase in capitalized leases. These increases were partially offset by the recognition of capitalized interest costs, subsequent to the discontinued application of regulatory accounting principles, effective August 1, 1994.

PROVISION FOR INCOME TAXES

     (Dollars in Thousands)                   Increase
================================================================================
     Nine Months                     $15,564            13.0%
================================================================================

EFFECTIVE INCOME TAX RATES

     For the Nine Months Ended September 30
================================================================================
     1995                        38.1%
================================================================================
     1994                        36.9%
================================================================================

     The Company's effective income tax rate was higher in 1995 principally due to the reduction in the amortization of investment tax credits and the elimination of the benefit of the rate differential applied to reversing timing differences, both as a result of the discontinued application of regulatory accounting principles in August 1994.

COMPETITIVE AND REGULATORY ENVIRONMENT
--------------------------------------

     The communications industry continues to undergo fundamental changes which may have a significant impact on future financial performance of telecommunications companies. These changes are being driven by a number of factors, including the accelerated pace of technological innovation, the convergence of the telecommunications, cable television, information services and entertainment businesses, and a regulatory environment in which traditional barriers to entry are being lowered or eliminated and competition permitted or encouraged.

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

                        Bell Atlantic - Virginia, Inc.

     The Company continues to respond to competitive challenges by intensely focusing on meeting customer requirements and cost controls through efficiency and productivity initiatives.

     Federal Regulation

     On August 4, 1995, the U.S. House of Representatives passed a bill which includes provisions that would open local exchange markets to competitors and would permit local exchange carriers, such as the Company, to provide video programming, as well as to provide interLATA services and engage in manufacturing, upon meeting certain conditions. The Senate passed a similar bill in June of 1995. The Company is cautiously optimistic that a conference committee will reconcile the two bills, and Congress will pass comprehensive telecommunications legislation by the end of 1995. However, no definitive prediction can be made as to whether or when such legislation will be enacted, the provisions thereof, or the impact on the business or financial condition of the Company.

     In February 1995, the FCC issued an Order to Show Cause with respect to certain findings contained in an independent audit of Bell Atlantic's network services subsidiaries' 1988 and first quarter 1989 reported adjustments to the National Exchange Carrier Association (NECA) interstate common line pool. On May 2, 1995, Bell Atlantic filed its response to the Show Cause Order, asserting that there is no legal basis for the FCC to institute enforcement proceedings with respect to these findings. The FCC solicited comments on Bell Atlantic's filing, and only one party filed comments challenging Bell Atlantic's response. On September 11, 1995, Bell Atlantic filed a reply to these comments, reasserting its position that no proceedings are warranted. Resolution of this matter is expected late in 1995.

     FCC Interim Price Cap Order

     On March 30, 1995, the FCC adopted its Report and Order approving an Interim Price Cap Plan for interstate access charges. The Interim Plan, which was effective August 1, 1995, replaces the Price Cap Plan that the FCC adopted in 1990.

     Under the Interim Plan, the Company's Price Cap Index must be adjusted by an inflation index (GDP-PI), less a fixed percentage, either 4.0%, 4.7%, or 5.3%, which is intended to reflect increases in productivity (Productivity Factor). Companies selecting the 4.0% or 4.7% Productivity Factor are required to reduce future prices and share a portion of their interstate return in excess of 12.25%. Companies selecting the 5.3% Productivity Factor are also required to reduce prices but are not required to share a portion of their future interstate earnings. The Interim Plan also provides for a reduction in the Price Cap Index of 2.8% to adjust for what the FCC believes was an underestimate in its calculation of the Productivity Factor in prior years. The Interim Plan also eliminates the recovery of certain "exogenous" cost changes, including changes in accounting costs that the FCC believes have no economic consequences.

     On May 9, 1995, Bell Atlantic filed its Transmittal of Interstate Rates as required by the March 30, 1995 Order. In the filing, Bell Atlantic selected the 5.3% Productivity Factor for the August 1995 to June 1996 tariff period. The rates included in the May 9, 1995 filing resulted in price decreases for the Company totaling approximately $48,900,000 on an annual basis. These price decreases include the scheduled expiration of a temporary rate increase of approximately $15,700,000 on an annualized basis that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs. Approximately 80% of the remaining $33,200,000 reduction results from compliance with the Interim Plan. The remaining 20% represents reductions that the Company was required to make under the prior Price Cap Plan. It is expected that these price decreases will be partially offset by volume increases.

     Bell Atlantic appealed the Interim Price Cap Plan Order to the U.S. Court of Appeals for the D.C. Circuit, and that case is currently pending.

     State Regulation

     The communications services of the Company are subject to regulation by the SCC with respect to intrastate rates and services and other matters.

     The SCC approved a new regulatory plan (replacing the prior Alternative Regulation Plan), effective January 1, 1995, which eliminates regulation of profits, with provisions that cap basic local services rates until the year 2001, eliminate monthly Touch-Tone charges and expand eligibility for lifeline telephone services.

                        Bell Atlantic - Virginia, Inc.

     The SCC is currently conducting an audit of the Company's financial results for the year ended December 31, 1992 in accordance with the Alternative Regulation Plan in effect during that time. A report of the audit is expected in the fourth quarter of 1995.

     During the 1995 session of the Virginia General Assembly, legislation was passed that will allow the SCC to authorize other telephone companies, beginning January 1, 1996, to compete with the Company in the provision of local exchange services. These telephone companies will come under the jurisdiction of the SCC and will be required to comply with rules and regulations which will be determined by the SCC during 1995. On June 9, 1995, the SCC issued an order inviting comments on its initial draft of Local Competition Rules for Virginia. The Company has filed comments with the SCC on the proposed rules, presented oral arguments before the Commission and provided a list of issues that the Company believes requires an evidentiary hearing. The Company anticipates that the SCC will issue a set of rules governing local competition by the end of 1995.

     On July 24, 1995, the SCC issued an order permitting IXCs, upon being certified by the SCC, to compete for the provision of intraLATA toll services, beginning October 1, 1995.


OTHER MATTERS
-------------

     Environmental Issues

     The Company is subject to a number of environmental proceedings as a result of its operations and the shared liability provisions in the Plan of Reorganization related to the MFJ. Certain of these environmental matters relate to Superfund sites for which the Company has been designated as a potentially responsible party by the U.S. Environmental Protection Agency. Such designation subjects the Company to potential liability for costs relating to cleanup of the affected sites. The Company is also responsible for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance.

     The Company continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. The Company's recorded liabilities reflect those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. Management believes that the aggregate amount of any additional potential liability would not have a material effect on the Company's results of operations or financial condition.

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

     As of September 30, 1995, the Company had $77,900,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $100,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission.

     The Company's debt ratio was 50.7% at September 30, 1995, compared to 48.2% at December 31, 1994.

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


Item 6.  Exhibits and Reports on Form 8-K

           (a)   Exhibits:

                 Exhibit Number

                 27  Financial Data Schedule.

           (b) There were no Current Reports on Form 8-K filed during the quarter ended September 30, 1995.

                        Bell Atlantic - Virginia, Inc.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BELL ATLANTIC - VIRGINIA, INC.


Date:  November 9, 1995             By  /s/ O. Riley Young, Jr.
                                        --------------------------
                                            O. Riley Young, Jr.
                                            Controller


    UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 6, 1995.