Form 10-Q
period 1996-03-31
BELL ATLANTIC VIRGINIA INC
filed 1996-05-09
CIK 19725

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             _____________________

                                   FORM 10-Q
                             _____________________


 (Mark one)
    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996

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

                           _________________________



THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF BELL ATLANTIC CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        _____     _____

                        Bell Atlantic - Virginia, Inc.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


               STATEMENTS OF OPERATIONS AND REINVESTED EARNINGS
                                  (Unaudited)
                            (Dollars in Thousands)


                                                             Three months ended
                                                                 March 31,
                                                            --------------------
                                                              1996       1995
                                                            ---------  ---------
OPERATING REVENUES
     (including $801 from affiliates and $28 to
      affiliates).........................................   $520,451   $485,957
                                                             --------   --------

OPERATING EXPENSES
     Employee costs, including benefits and taxes.........     88,855     96,443
     Depreciation and amortization........................    101,519     99,190
     Other (including $118,468 and $97,304 to affiliates).    177,999    150,201
                                                             --------   --------
                                                              368,373    345,834
                                                             --------   --------

OPERATING INCOME..........................................    152,078    140,123

OTHER EXPENSE, NET
     (including $201 and $0 from affiliate)...............        953      1,367

INTEREST EXPENSE
     (including $206 and $1,137 to affiliate).............     15,929     16,438
                                                             --------   --------

INCOME BEFORE PROVISION FOR INCOME TAXES..................    135,196    122,318
PROVISION FOR INCOME TAXES................................     51,255     46,721
                                                             --------   --------

NET INCOME................................................   $ 83,941   $ 75,597
                                                             ========   ========

REINVESTED EARNINGS
     At beginning of period...............................   $169,629   $156,709
     Add:  net income.....................................     83,941     75,597
                                                             --------   --------
                                                              253,570    232,306
     Deduct:  dividends...................................     12,246     51,058
              other changes...............................        113        ---
                                                             --------   --------
     At end of period.....................................   $241,211   $181,248
                                                             ========   ========




                       See Notes to Financial Statements.

                        Bell Atlantic - Virginia, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                                    ASSETS
                                    ------

                                                   March 31,   December 31,
                                                      1996         1995
                                                   ----------  ------------

CURRENT ASSETS
Short-term investments...........................  $   13,200    $      ---
Note receivable from affiliate...................      42,716           ---
Accounts receivable:
  Trade and other, net of allowances for
    uncollectibles of $21,238 and $19,072........     363,280       375,872
  Affiliates.....................................      31,588        28,973
Material and supplies............................      12,486         9,156
Prepaid expenses.................................      87,944        67,987
Deferred income taxes............................      30,348        30,364
Other............................................         227           217
                                                   ----------    ----------
                                                      581,789       512,569
                                                   ----------    ----------

PLANT, PROPERTY AND EQUIPMENT....................   5,425,597     5,383,444
Less accumulated depreciation....................   2,783,027     2,716,713
                                                   ----------    ----------
                                                    2,642,570     2,666,731
                                                   ----------    ----------

OTHER ASSETS.....................................      52,313        55,202
                                                   ----------    ----------

TOTAL ASSETS.....................................  $3,276,672    $3,234,502
                                                   ==========    ==========




                       See Notes to Financial Statements.

                        Bell Atlantic - Virginia, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                       March 31,    December 31,
                                                          1996          1995
                                                       -----------  ------------
CURRENT LIABILITIES
Debt maturing within one year:
  Note payable to affiliate.....................        $      ---    $   53,590
  Other.........................................             2,040         2,033
Accounts payable and accrued liabilities:
  Affiliates....................................           173,709       174,113
  Other.........................................           341,394       328,352
Advance billings and customer deposits..........            77,444        68,055
                                                        ----------    ----------
                                                           594,587       626,143
                                                        ----------    ----------

LONG-TERM DEBT..................................           946,554       946,730
                                                        ----------    ----------

EMPLOYEE BENEFIT OBLIGATIONS....................           417,290       411,942
                                                        ----------    ----------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes...........................           119,322       119,175
Unamortized investment tax credits..............            23,708        24,810
Other...........................................            60,315        62,388
                                                        ----------    ----------
                                                           203,345       206,373
                                                        ----------    ----------
SHAREOWNER'S INVESTMENT
Common stock - one share, without par value,
 owned by parent................................           873,685       873,685
Reinvested earnings.............................           241,211       169,629
                                                        ----------    ----------
                                                         1,114,896     1,043,314
                                                        ----------    ----------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT...        $3,276,672    $3,234,502
                                                        ==========    ==========




                       See Notes to Financial Statements.

                        Bell Atlantic - Virginia, Inc.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                         Three months ended
                                                              March 31,
                                                        ---------------------
                                                           1996        1995
                                                        ---------   ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES............   $ 201,407   $ 170,314
                                                        ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments.................     (13,200)    (16,929)
Additions to plant, property and equipment...........     (82,713)   (167,957)
Net change in note receivable from affiliate.........     (42,716)        ---
Other, net...........................................       5,309          95
                                                        ---------   ---------
Net cash used in investing activities................    (133,320)   (184,791)
                                                        ---------   ---------


CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of capital lease obligations....        (240)       (175)
Net change in note payable to affiliate..............     (53,590)     41,938
Dividends paid.......................................     (12,246)    (51,058)
Net change in outstanding checks drawn
  on controlled disbursement accounts................      (2,011)     23,772
                                                        ---------   ---------
Net cash (used in)/provided by financing activities..     (68,087)     14,477
                                                        ---------   ---------

NET CHANGE IN CASH...................................         ---         ---


CASH, BEGINNING OF PERIOD............................         ---         ---
                                                        ---------   ---------


CASH, END OF PERIOD..................................   $     ---   $     ---
                                                        =========   =========



                       See Notes to Financial Statements.

                        Bell Atlantic - Virginia, Inc.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1.     Basis of Presentation

       The accompanying financial statements are unaudited and have been prepared by Bell Atlantic - Virginia, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The December 31, 1995 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.     Dividend

       On May 1, 1996, the Company declared and paid a dividend in the amount of $100,220,000 to Bell Atlantic Corporation (Bell Atlantic).

3.     Reclassifications

       Certain reclassifications of the prior year's data have been made to conform to 1996 classifications.

4.     Subsequent Event - Proposed Bell Atlantic - NYNEX Merger

       On April 22, 1996, Bell Atlantic and NYNEX Corporation announced a proposed merger of equals pursuant to a definitive merger agreement dated April 21, 1996, that provides for the formation of a new company to be named Bell Atlantic Corporation. Under the terms of the agreement, NYNEX shareholders will receive one share in the new company for each NYNEX share owned and Bell Atlantic shareholders will receive 1.302 shares in the new company for each Bell Atlantic share owned. The merger, which is expected to qualify as a pooling of interests for accounting purposes, is subject to a number of conditions, including regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and NYNEX. The transaction is expected to close within 12 months.

                        Bell Atlantic - Virginia, Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
- ---------------------

     The Company reported net income for the first quarter of 1996 of $83,941,000, compared to net income of $75,597,000 for the same period in 1995.

    Items affecting the comparison of operating results between the three month periods ended March 31, 1996 and 1995 are discussed in the following sections.

OPERATING REVENUES
- ------------------
(Dollars in Thousands)

For the Three Month Period Ended March 31              1996        1995
- -------------------------------------------------------------------------
Transport Services
  Local service............................          $209,271    $200,442
  Network access...........................           150,552     143,909
  Toll service.............................            24,504      24,910
Ancillary Services
  Directory publishing.....................            46,269      43,437
  Other....................................            23,753      21,826
Value-added Services.......................            66,102      51,433
                                                     --------    --------
Total......................................          $520,451    $485,957
                                                     ========    ========

TRANSPORT SERVICES OPERATING STATISTICS
- ---------------------------------------

                                                               Percentage
                                               1996      1995   Increase
- -------------------------------------------------------------------------
At March 31
- -----------
Access Lines in Service (In thousands)
  Residence................................    1,934     1,872       3.3%
  Business.................................    1,121     1,062       5.6
  Public...................................       40        40        --
                                               -----     -----
                                               3,095     2,974       4.1
                                               =====     =====


For the Three Month Period Ended March 31
- -------------------------------------------
Access Minutes of Use (In millions)
  Interstate..............................     2,762     2,524       9.4
  Intrastate..............................       763       662      15.3
                                               -----     -----
                                               3,525     3,186      10.6
                                               =====     =====

Toll Messages (In thousands)
  Intrastate..............................    27,563    26,713       3.2
  Interstate..............................     3,633     2,799      29.8
                                              ------    ------
                                              31,196    29,512       5.7
                                              ======    ======

                        Bell Atlantic - Virginia, Inc.

LOCAL SERVICE REVENUES

  1996-1995                       Increase
- -------------------------------------------------------------------------
  Three Months              $8,829           4.4%
- -------------------------------------------------------------------------

  Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone services.

  Higher network usage increased local service revenues during the first quarter of 1996. The increase in calling volumes principally resulted from growth in the number of access lines in service, which increased 4.1% from March 31, 1995.


NETWORK ACCESS REVENUES

  1996-1995                       Increase
- -------------------------------------------------------------------------
  Three Months              $6,643           4.6%
- -------------------------------------------------------------------------

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

  Network access revenues increased due to higher customer demand for access services, as reflected by growth in access minutes of use of 10.6% over the same period in 1995. Revenue growth from volume increases was partially offset by the net effect of price reductions under the Federal Communications Commission's
(FCC) Price Cap Plans and higher obligations to affiliated companies pursuant to an interstate revenue sharing agreement.

  The net effect of price reductions is expected to have a larger negative impact on reported revenues, relative to the same period last year, in the second quarter of 1996. See also "Factors That May Impact Future Results - FCC Interim Price Cap Plan" below for a discussion of Bell Atlantic's proposed FCC price cap filing, which would become effective during the third quarter of 1996.


TOLL SERVICE REVENUES

  1996-1995                      (Decrease)
- -------------------------------------------------------------------------
  Three Months              $(406)          (1.6)%
- -------------------------------------------------------------------------

  Toll service revenues are earned from calls made outside a customer's local calling area, but within the same service area of the Company, commonly referred to as Local Access and Transport Areas (LATAs). Other toll services include 800 services and Wide Area Telephone Service (WATS).

  The reduction in toll service revenues was caused by company-initiated price reductions on certain toll services and increased competition for intraLATA toll and WATS services. IntraLATA toll competition was introduced in Virginia beginning on October 1, 1995. These decreases were offset, in part, by increased network usage, partially attributable to severe winter storms in early 1996. Toll message volumes increased by 5.7% over the first quarter of 1995.

  The Company expects that reductions in toll service revenues will continue in 1996, however, the revenue decline is expected to be less than in 1995. See "Factors That May Impact Future Results" below for a further discussion of toll service revenue issues.

                        Bell Atlantic - Virginia, Inc.

DIRECTORY PUBLISHING REVENUES

  1996-1995                       Increase
- -------------------------------------------------------------------------
  Three Months              $2,832           6.5%
- -------------------------------------------------------------------------


  Directory publishing revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Pages directories. Other directory publishing services include database and foreign directory marketing.

  Growth in directory publishing revenues was principally due to higher rates charged for these services. Volume growth continues to be negatively impacted by competition from other directory companies, as well as other advertising media.


OTHER ANCILLARY SERVICES REVENUES

  1996-1995                       Increase
- -------------------------------------------------------------------------
  Three Months              $1,927        8.8%
- -------------------------------------------------------------------------

  Other ancillary services include billing and collection services provided to IXCs, facilities rental services provided to affiliates and non-affiliates and sales of materials and supplies to affiliates.

  Other ancillary services revenues increased due to higher facilities rental revenues from non-affiliates and higher sales of materials and supplies to affiliates. These increases were partially offset by a reduction in billing and collection services revenues, primarily as a result of the elimination of certain services from a contract with an IXC.


VALUE-ADDED SERVICES REVENUES

  1996-1995                       Increase
- -------------------------------------------------------------------------
  Three Months              $14,669       28.5%
- -------------------------------------------------------------------------

  Value-added services represent a family of services which expand the utilization of the network. These services include recent products such as voice messaging services, Caller ID and Return Call as well as more mature products such as Centrex, Touch-Tone, and other customer premises wiring and maintenance services.

  The increase in value-added services revenues was primarily attributable to continued growth in the network customer base and higher demand for certain central office and voice messaging services. An increase in government contract billing for customer premises services and equipment also contributed to revenue growth in the first quarter of 1996.

                        Bell Atlantic - Virginia, Inc.

OPERATING EXPENSES
- ------------------
(Dollars in Thousands)

For the Three Month Period Ended March 31         1996      1995
- ------------------------------------------------------------------
Employee costs, including benefits and taxes..  $ 88,855  $ 96,443
Depreciation and amortization.................   101,519    99,190
Other operating expenses......................   177,999   150,201
                                                --------  --------
Total.........................................  $368,373  $345,834
                                                ========  ========

EMPLOYEE COSTS

  1996-1995                      (Decrease)
- -------------------------------------------------------------------------
  Three Months             $(7,588)         (7.9)%
- -------------------------------------------------------------------------


  Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by the Company. Similar costs incurred by employees of Bell Atlantic Network Services, Inc. (NSI), who provide centralized services on a contract basis, are allocated to the Company and are included in other operating expenses.

  The decrease in employee costs was attributable to savings associated with employees who left the Company during 1995 and the effect of employees transferred from the Company to NSI in December 1995. These reductions were partially offset by annual salary and wage increases, as well as increased overtime pay and repair and maintenance activity principally attributable to unusually severe weather conditions in the first quarter of 1996.


DEPRECIATION AND AMORTIZATION

  1996-1995                       Increase
- -------------------------------------------------------------------------
  Three Months              $2,329           2.3%
- -------------------------------------------------------------------------

  Depreciation and amortization increased due to growth in depreciable telephone plant. This increase was partially offset by the effect of lower depreciation rates. The composite depreciation rate was 7.7% for the first quarter of 1996, compared to 7.9% for the three month period ended March 31, 1995.


OTHER OPERATING EXPENSES

  1996-1995                       Increase
- -------------------------------------------------------------------------
  Three Months              $27,798         18.5%
- -------------------------------------------------------------------------

  Other operating expenses consist primarily of contract services including centralized services expenses allocated from NSI, rent, network software costs, operating taxes other than income, provision for uncollectible accounts receivable and other costs.

  The increase in other operating expenses was largely attributable to higher centralized services expenses allocated from NSI. This increase was due, in part, to higher employee costs incurred in that organization as a result of the transfer of employees from the network services subsidiaries to NSI in December 1995. Additional operating costs incurred to enhance billing and operating systems, consolidate work activities and market value-added services also contributed to the increase in centralized services expenses. First quarter 1996 other operating expenses were also higher due to the timing of network software purchases.

                        Bell Atlantic - Virginia, Inc.

OTHER EXPENSE, NET

  1996-1995                      (Decrease)
- -------------------------------------------------------------------------
  Three Months                   $(414)
- -------------------------------------------------------------------------

  The change in other expense, net was attributable to additional interest income related to a note receivable from an affiliate.


INTEREST EXPENSE

  1996-1995                      (Decrease)
- -------------------------------------------------------------------------
  Three Months              $(509)        (3.1)%
- -------------------------------------------------------------------------

  Interest expense decreased principally due to the effect of lower levels of average short-term debt in the first quarter of 1996.


PROVISION FOR INCOME TAXES

  1996-1995                       Increase
- -------------------------------------------------------------------------
  Three Months              $4,534         9.7%
- -------------------------------------------------------------------------


EFFECTIVE INCOME TAX RATES

  For the Three Months Ended March 31
- -------------------------------------------------------------------------
  1996                     37.9%
- -------------------------------------------------------------------------
  1995                     38.2%
- -------------------------------------------------------------------------

  The Company's effective income tax rate was lower in the first quarter of 1996 as a result of a prior period tax true-up of deferred taxes.


FACTORS THAT MAY IMPACT FUTURE RESULTS
- --------------------------------------

Federal Legislation

  The Telecommunications Act of 1996 (the Act) became effective on February 8, 1996 and replaces the Modification of Final Judgment (MFJ). In general, the Act includes provisions that would open the Company's local exchange market to competition and would permit local exchange carriers, such as the Company, upon meeting certain conditions, to provide interLATA services (long distance) and video programming and to engage in manufacturing. However, the ability of the Company to engage in businesses previously prohibited by the MFJ is largely dependent on satisfying certain conditions contained in the Act and regulations promulgated thereunder. The following is a brief discussion regarding certain provisions of the Act.

  With regard to the rules governing competition in the interLATA market, the Act takes a two-fold approach. Effective February 8, 1996, Bell Atlantic is permitted to apply for approval to offer interLATA services outside of the geographic region in which it currently operates as a local exchange carrier. Bell Atlantic has announced its plans to offer such services in several states. In addition, Bell Atlantic's wireless businesses are now permitted to offer interLATA services without having to comply with the conditions imposed in waivers granted under the MFJ.

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

                        Bell Atlantic - Virginia, Inc.

  The Act also imposes specific requirements on the Company that are intended to promote competition in the local exchange markets. These requirements include the duty to: (i) provide interconnection to any other carrier for the transmission and routing of telephone exchange service at any technically feasible point; (ii) provide unbundled access to network elements at any technically feasible point; (iii) provide retail services at wholesale prices for resale; (iv) establish reciprocal compensation arrangements for the origination and termination of telecommunications; and (v) provide physical collocation.

  No definitive prediction can be made as to the specific impact of the Act on the business or financial condition of the Company. The financial impact on the Company will be dependent on several factors, including the timing, extent and success of competition in the Company's markets and the timing, extent and success of the Company's pursuit of new business opportunities resulting from the Act.

Competition

  IntraLATA Toll Services

  Competition to offer intrastate intraLATA toll services is currently permitted in the Company's jurisdiction. Increased competition from IXCs has resulted in a decline in several components of the Company's toll service revenues.

  Currently, intraLATA toll calls are completed by the Company unless the customer dials a five-digit access code. Presubscription for intraLATA toll services would enable customers to make intraLATA toll calls using another carrier without having to dial the five-digit access code.

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

  In Virginia, the Virginia State Corporation Commission (SCC) issued an order on July 24, 1995 denying intraLATA toll presubscription.

  Local Exchange Services

  The ability to offer local exchange services has historically been subject to regulation by the SCC. On April 30, 1996, MFS Intelenet of Virginia and MCI Metro were certified by the SCC to provide local exchange services in Virginia, pending SCC approval of their tariffs. Applications from other competitors to provide local exchange services are currently pending. The Act is expected to significantly increase the level of competition in the Company's local exchange market. However, increased competition in the local exchange market will facilitate FCC approval of the Company's entry into the interLATA markets.

FCC Interim Price Cap Plan

  On April 2, 1996, Bell Atlantic filed its Annual Access Tariff Filing of Interstate Rates, as required by the FCC's Interim Price Cap Plan. In the filing, Bell Atlantic selected the 5.3% Productivity Factor for the July 1996 to June 1997 tariff period. Companies selecting the 5.3% Productivity Factor are not required to share earnings in excess of allowed rates of return. The reduction in the price cap index resulting from the 5.3% Productivity Factor was more than offset by the reversal of prior year exogenous rate reductions and the FCC's partial annulment of ratemaking requirements related to the Company's adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The rates included in the April 2, 1996 filing propose actual price increases for the Company totaling approximately $2,600,000 on an annual basis, which would become effective July 1, 1996.

  In 1995, Bell Atlantic filed an appeal with the Court of Appeals for the D.C. Circuit for review of the FCC's Interim Price Cap Plan. On March 29, 1996, the U.S. Court of Appeals denied Bell Atlantic's petition.

  By the end of 1996, Bell Atlantic expects the FCC to replace the Interim Price Cap Plan for interstate access charges with a revised price cap plan.

                        Bell Atlantic - Virginia, Inc.

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

  With respect to the 1992 review period, the SCC staff issued its report in January 1996 and presented alternative treatment for two issues concerning expenses to be recognized in 1992. Depending upon the SCC's final ruling on these issues, the Company could be subject to a refund for the 1992 review period. The Company plans to fully pursue a favorable decision on these issues. A final decision by the SCC on the 1992 review period is expected in 1996.


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

  Subsequent Event - Proposed Bell Atlantic - NYNEX Merger

  On April 22, 1996, Bell Atlantic and NYNEX Corporation announced a proposed merger of equals pursuant to a definitive merger agreement dated April 21, 1996, that provides for the formation of a new company to be named Bell Atlantic Corporation. Under the terms of the agreement, NYNEX shareholders will receive one share in the new company for each NYNEX share owned and Bell Atlantic shareholders will receive 1.302 shares in the new company for each Bell Atlantic share owned. The merger, which is expected to qualify as a pooling of interests for accounting purposes, is subject to a number of conditions, including regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and NYNEX. The transaction is expected to close within 12 months.

                        Bell Atlantic - Virginia, Inc.

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

  As of March 31, 1996, the Company had $200,000,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $100,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

  The Company's debt ratio was 46.0% at March 31, 1996, compared to 49.0% at December 31, 1995.

  On May 1, 1996, the Company declared and paid a dividend in the amount of $100,220,000 to Bell Atlantic Corporation.

                        Bell Atlantic - Virginia, Inc.

                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           For background concerning the Company's contingent liabilities under the Plan of Reorganization governing the divestiture by AT&T Corp. (formerly American Telephone and Telegraph Company) of certain assets of the former Bell System Operating Companies with respect to private actions relating to pre-divestiture events, including pending antitrust cases, see Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


Item 6.    Exhibits and Reports on Form 8-K


           (a)  Exhibits:

                Exhibit Number

                27 Financial Data Schedule.


           (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 1996.

                        Bell Atlantic - Virginia, Inc.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                BELL ATLANTIC - VIRGINIA, INC.



Date:  May 8, 1996              By  /s/ O. Riley Young, Jr.
                                   -------------------------
                                        O. Riley Young, Jr.
                                        Controller



       UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 3, 1996.