Form 10-Q
period 1996-06-30
BELL ATLANTIC VIRGINIA INC
filed 1996-08-09
CIK 19725

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------


     (Mark one)
        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1996

                                      OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from      to


                         Commission File Number 1-6964


                        BELL ATLANTIC - VIRGINIA, INC.


    A Virginia Corporation     I.R.S.Employer Identification No. 54-0167060


                600 East Main Street, Richmond, Virginia  23219


                        Telephone Number (804) 225-6300

                           -------------------------


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
                             (Dollars in Thousands)

                                                                   Three months ended        Six months ended
                                                                         June 30,                 June 30,
                                                                   --------------------     --------------------
                                                                     1996       1995           1996      1995
                                                                   ---------  ---------     ---------  ----------
OPERATING REVENUES (including $614 to affiliates,
  and $793, $187 and $765 from affiliates)....................      $546,112   $499,137    $1,066,563  $  985,094
                                                                    --------   --------    ----------  ----------

OPERATING EXPENSES
  Employee costs, including benefits and taxes................        92,175     97,877       181,030     194,320
  Depreciation and amortization...............................       103,326    104,608       204,845     203,798
  Other (including $123,430, $101,004, $241,898
    and $198,308 to affiliates)...............................       195,667    154,133       373,666     304,334
                                                                    --------   --------    ----------  ----------
                                                                     391,168    356,618       759,541     702,452
                                                                    --------   --------    ----------  ----------

OPERATING INCOME..............................................       154,944    142,519       307,022     282,642

OTHER INCOME (EXPENSE), NET  (including $155, $0, $356
    and $0 from affiliate)....................................            23        495          (930)       (872)

INTEREST EXPENSE (including  $403, $1,614, $609
  and $2,751 to affiliate)....................................        14,416     19,480        30,345      35,918
                                                                    --------   --------    ----------  ----------

INCOME BEFORE PROVISION FOR INCOME TAXES......................       140,551    123,534       275,747     245,852
PROVISION FOR INCOME TAXES....................................        54,004     46,994       105,259      93,715
                                                                    --------   --------    ----------  ----------

NET INCOME....................................................      $ 86,547   $ 76,540    $  170,488  $  152,137
                                                                    ========   ========    ==========  ==========


REINVESTED EARNINGS
  At beginning of period......................................      $241,211   $181,248    $  169,629  $  156,709
  Add:  net income............................................        86,547     76,540       170,488     152,137
                                                                    --------   --------    ----------  ----------
                                                                     327,758    257,788       340,117     308,846
  Deduct:  dividend...........................................       100,220     65,000       112,466     116,058
           other changes......................................           166         65           279          65
                                                                    --------   --------    ----------  ----------
  At end of period............................................      $227,372   $192,723    $  227,372  $  192,723
                                                                    ========   ========    ==========  ==========


                       See Notes to Financial Statements.

                        Bell Atlantic - Virginia, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                                    ASSETS
                                    ------

                                                    June 30,   December 31,
                                                      1996         1995
                                                   ----------  ------------

CURRENT ASSETS
Short-term investments...........................  $    9,411    $      ---
Accounts receivable:
  Trade and other, net of allowances for
    uncollectibles of $22,728 and $19,072........     402,807       375,872
  Affiliates.....................................      29,186        28,973
Material and supplies............................      10,575         9,156
Prepaid expenses.................................     108,265        67,987
Deferred income taxes............................      18,609        30,364
Other............................................         253           217
                                                   ----------    ----------
                                                      579,106       512,569
                                                   ----------    ----------

PLANT, PROPERTY AND EQUIPMENT....................   5,467,804     5,383,444
Less accumulated depreciation....................   2,846,054     2,716,713
                                                   ----------    ----------
                                                    2,621,750     2,666,731
                                                   ----------    ----------

OTHER ASSETS.....................................      61,157        55,202
                                                   ----------    ----------

TOTAL ASSETS.....................................  $3,262,013    $3,234,502
                                                   ==========    ==========



                      See Notes to Financial Statements.

                        Bell Atlantic - Virginia, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                                         June 30,    December 31,
                                                                           1996          1995
                                                                       ------------  ------------
CURRENT LIABILITIES
Debt maturing within one year:
  Note payable to affiliate.......................................       $   50,717    $   53,590
  Other...........................................................            2,069         2,033
Accounts payable and accrued liabilities:
  Affiliates......................................................          181,540       174,113
  Other...........................................................          276,693       328,352
Advance billings and customer deposits............................           85,318        68,055
                                                                         ----------    ----------
                                                                            596,337       626,143
                                                                         ----------    ----------

LONG-TERM DEBT....................................................          946,371       946,730
                                                                         ----------    ----------

EMPLOYEE BENEFIT OBLIGATIONS......................................          412,663       411,942
                                                                         ----------    ----------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes.............................................          117,915       119,175
Unamortized investment tax credits................................           22,607        24,810
Other.............................................................           65,063        62,388
                                                                         ----------    ----------
                                                                            205,585       206,373
                                                                         ----------    ----------
SHAREOWNER'S INVESTMENT
Common stock - one share, without par value, owned by parent......          873,685       873,685
Reinvested earnings...............................................          227,372       169,629
                                                                         ----------    ----------
                                                                          1,101,057     1,043,314
                                                                         ----------    ----------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT.....................       $3,262,013    $3,234,502
                                                                         ==========    ==========



                      See Notes to Financial Statements.

                        Bell Atlantic - Virginia, Inc.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)

                                                                         Six months ended
                                                                             June 30,
                                                                     ------------------------
                                                                       1996            1995
                                                                     ---------      ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES......................      $ 282,456      $ 309,595
                                                                     ---------      ---------


CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments...........................         (9,411)       (12,618)
Additions to plant, property and equipment.....................       (168,547)      (291,385)
Other, net.....................................................          8,754         (2,074)
                                                                     ---------      ---------
Net cash used in investing activities..........................       (169,204)      (306,077)
                                                                     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of capital lease obligations..............           (478)          (459)
Net change in note payable to affiliate........................         (2,873)        83,108
Dividends paid.................................................       (112,466)      (116,058)
Net change in outstanding checks drawn
   on controlled disbursement accounts.........................          2,565         29,891
                                                                     ---------      ---------
Net cash used in financing activities..........................       (113,252)        (3,518)
                                                                     ---------      ---------

NET CHANGE IN CASH.............................................            ---            ---


CASH, BEGINNING OF PERIOD......................................            ---            ---
                                                                     ---------      ---------


CASH, END OF PERIOD............................................      $     ---      $     ---
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

2.   Dividend

     On August 1, 1996, the Company declared and paid a dividend in the amount of $80,000,000 to Bell Atlantic Corporation (Bell Atlantic).

3.   Reclassifications

     Certain reclassifications of the prior year's data have been made to conform to 1996 classifications.

4.   Proposed Bell Atlantic - NYNEX Merger

     Bell Atlantic and NYNEX Corporation have announced a proposed merger of equals pursuant to a definitive merger agreement entered into on April 21, 1996, and amended on July 2, 1996. Under the terms of the amended agreement, a newly-formed subsidiary will merge with and into NYNEX, with NYNEX becoming a subsidiary of Bell Atlantic, and each share of NYNEX common stock will be converted into 0.768 shares of Bell Atlantic common stock. The merger, which is expected to qualify as a pooling of interests for accounting purposes, is subject to a number of conditions, including regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and NYNEX. The transaction is expected to close by April 1997.

                        Bell Atlantic - Virginia, Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
- ---------------------

     The Company reported net income for the first six months of 1996 of $170,488,000, compared to net income of $152,137,000 for the same period in 1995.

     Items affecting the comparison of operating results between the six month periods ended June 30, 1996 and 1995 are discussed in the following sections.


OPERATING REVENUES
- ------------------
(Dollars in Thousands)

For the Six Month Period Ended June 30                   1996          1995
- --------------------------------------------------------------------------------
Transport Services
  Local service...........................          $  435,349    $  406,494
  Network access..........................             300,950       295,863
  Toll service............................              47,749        49,153
Ancillary Services
  Directory publishing....................              93,219        87,217
  Other...................................              47,220        44,104
Value-added Services......................             142,076       102,263
                                                    ----------    ----------
Total.....................................          $1,066,563    $  985,094
                                                    ==========    ==========

TRANSPORT SERVICES OPERATING STATISTICS
- ---------------------------------------
                                                                    Percentage
                                                                     Increase
                                              1996       1995       (Decrease)
- --------------------------------------------------------------------------------
At June 30
- ----------
 Access Lines in Service (In thousands)
  Residence..............................    1,939       1,886          2.8%
  Business...............................    1,139       1,074          6.1
  Public.................................       41          41          ---
                                             -----       -----
                                             3,119       3,001          3.9
                                             =====       =====


For the Six Month Period Ended June 30
- --------------------------------------
 Access Minutes of Use (In millions)
  Interstate.............................    5,517       5,103          8.1
  Intrastate.............................    1,486       1,376          8.0
                                             -----       -----
                                             7,003       6,479          8.1
                                             =====       =====

  Toll Messages (In thousands)
   Intrastate............................   52,579      54,242         (3.1)
   Interstate............................    7,068       5,756         22.8
                                            ------      ------
                                            59,647      59,998          (.6)
                                            ======      ======

                        Bell Atlantic - Virginia, Inc.

LOCAL SERVICE REVENUES


     1996-1995                       Increase
- --------------------------------------------------------------------------------
     Six Months                $28,855       7.1%
- --------------------------------------------------------------------------------


     Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone services.

     Higher network usage increased local service revenues during the first six months of 1996. The increase in calling volumes principally resulted from growth in the number of access lines in service, which increased 3.9% from June 30, 1995, primarily reflecting higher demand in the business market. Local service revenues also increased due to the favorable settlement of issues related to an audit by the Virginia State Corporation Commission (SCC) in June 1996. A refund accrual for such matters was recorded in the fourth quarter of 1995. See "Factors That May Impact Future Results - Other State Regulatory Matters" below for a further discussion of this issue.


NETWORK ACCESS REVENUES

     1996-1995                       Increase
- --------------------------------------------------------------------------------
     Six Months                $5,087        1.7%
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

     Network access revenues increased due to higher customer demand for access services, as reflected by growth in access minutes of use of 8.1% over the same period in 1995. Revenue growth from volume increases was partially offset by the net effect of price reductions under the Federal Communications Commission's
(FCC) Price Cap Plans, which became effective during 1995, and higher obligations to affiliated companies pursuant to an interstate revenue sharing agreement.

     It is expected that network access revenue growth in the second half of 1996 relative to the same period last year should be positively impacted by continued strong volume growth and the net rate increases effective on July 20, 1996. See also "Factors That May Impact Future Results - FCC Interim Price Cap Plan" below for a discussion of Bell Atlantic's FCC price cap filing, which became effective on July 20, 1996.


TOLL SERVICE REVENUES

     1996-1995                      (Decrease)
- --------------------------------------------------------------------------------
     Six Months               $(1,404)      (2.9)%
- --------------------------------------------------------------------------------


     Toll service revenues are earned from calls made outside a customer's local calling area, but within the same service area of the Company, commonly referred to as Local Access and Transport Areas (LATAs). Other toll services include 800 services and Wide Area Telephone Service (WATS).

     The decrease in toll service revenues was caused by company-initiated price reductions on certain toll services and increased competition for intraLATA toll and WATS services. Toll message volumes declined .6% over the same period in 1995. The decline in toll message volumes, primarily due to the introduction of intraLATA toll competition in Virginia beginning on October 1, 1995, was substantially offset by increased network usage, partially attributable to severe winter storms in early 1996.

     The Company expects that reductions in toll service revenues will continue in 1996, however, the revenue decline is expected to be less than in 1995. See "Factors That May Impact Future Results" below for a further discussion of toll service revenue issues.

                        Bell Atlantic - Virginia, Inc.


DIRECTORY PUBLISHING REVENUES

     1996-1995                       Increase
- --------------------------------------------------------------------------------
     Six Months                $6,002        6.9%
- --------------------------------------------------------------------------------


     Directory publishing revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Pages directories. Other directory publishing services include database and foreign directory marketing.

     Growth in directory publishing revenues was principally due to higher rates charged for these services as well as growth in advertising volumes.


OTHER ANCILLARY SERVICES REVENUES

     1996-1995                       Increase
- --------------------------------------------------------------------------------
     Six Months                $3,116        7.1%
- --------------------------------------------------------------------------------


     Other ancillary services include billing and collection services provided to IXCs, facilities rental services provided to affiliates and non-affiliates and sales of materials and supplies to affiliates.

     Other ancillary services revenues increased due to higher sales of materials and supplies to affiliates and increased revenues from customer late payment charges. These increases were partially offset by a reduction in billing and collection services revenues primarily as a result of the elimination of certain services from a contract with an IXC.


VALUE-ADDED SERVICES REVENUES

     1996-1995                       Increase
- --------------------------------------------------------------------------------
     Six Months                $39,813      38.9%
- --------------------------------------------------------------------------------


     Value-added services represent a family of services which expand the utilization of the network. These services include recent products such as voice messaging services, Caller ID and Return Call as well as more mature products such as Centrex and other customer premises wiring and maintenance services.

     The increase in value-added services revenues was primarily attributable to continued growth in the network customer base and higher demand for certain central office and voice messaging services. An increase in federal government contract billing for customer premises services and equipment also contributed to revenue growth in the first six months of 1996.

                        Bell Atlantic - Virginia, Inc.



OPERATING EXPENSES
- ------------------
(Dollars in Thousands)

For the Six Month Period Ended June 30                   1996           1995
- --------------------------------------------------------------------------------

Employee costs, including benefits and taxes......     $181,030       $194,320
Depreciation and amortization.....................      204,845        203,798
Other operating expenses..........................      373,666        304,334
                                                       --------       --------
Total.............................................     $759,541       $702,452
                                                       ========       ========

EMPLOYEE COSTS

     1996-1995                      (Decrease)
- --------------------------------------------------------------------------------
     Six Months               $(13,290)       (6.8)%
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

     The decrease in employee costs was attributable to savings associated with lower work force levels in 1996. The effect of employees transferred from the Company to NSI in December 1995 also contributed to the decrease in employee costs. These reductions were partially offset by annual salary and wage increases, as well as increased overtime pay and repair and maintenance activity principally due to higher business volumes and severe weather conditions in the first quarter of 1996.


DEPRECIATION AND AMORTIZATION

     1996-1995                       Increase
- --------------------------------------------------------------------------------
     Six Months                $1,047           .5%
- --------------------------------------------------------------------------------


     Depreciation and amortization increased due to growth in depreciable telephone plant. This increase was partially offset by the effect of lower depreciation rates. The composite depreciation rate was 7.7% for the first six months of 1996, compared to 8.0% for the six month period ended June 30, 1995.


OTHER OPERATING EXPENSES

     1996-1995                       Increase
- --------------------------------------------------------------------------------
     Six Months                $69,332        22.8%
- --------------------------------------------------------------------------------


     Other operating expenses consist of contract services including centralized services expenses allocated from NSI, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable and other costs.

     The increase in other operating expenses was largely attributable to higher centralized services expenses allocated from NSI. This increase was due, in part, to higher employee costs incurred in that organization as a result of the transfer of employees from the network operations subsidiaries to NSI in December 1995. Additional operating costs incurred to enhance billing and operating systems, consolidate work activities and market value-added services also contributed to the increase in centralized services expenses during the first six months of 1996. Other operating expenses were further increased by higher contract services and additional costs to upgrade network software and comply with the Telecommunications Act of 1996.

                        Bell Atlantic - Virginia, Inc.


OTHER INCOME (EXPENSE), NET

     1996-1995                      (Decrease)
- --------------------------------------------------------------------------------
     Six Months                     $(58)
- --------------------------------------------------------------------------------


     The change in other income (expense), net was attributable to higher nonoperating costs offset by additional interest income in the first six months of 1996.


INTEREST EXPENSE

     1996-1995                      (Decrease)
- --------------------------------------------------------------------------------
     Six Months               $(5,573)        (15.5)%
- --------------------------------------------------------------------------------


     Interest expense decreased principally due to the effect of lower levels of average short-term debt in the first six months of 1996, as well as a decrease in interest expense related to capitalized leases.


PROVISION FOR INCOME TAXES

     1996-1995                       Increase
- --------------------------------------------------------------------------------
     Six Months                $11,544         12.3%
- --------------------------------------------------------------------------------


EFFECTIVE INCOME TAX RATES

     For the Six Months Ended June 30
- --------------------------------------------------------------------------------
     1996                       38.2%
- --------------------------------------------------------------------------------
     1995                       38.1%
- --------------------------------------------------------------------------------


     The Company's effective income tax rate was higher as a result of adjustments to tax liabilities recorded in the first six months of 1996.


FACTORS THAT MAY IMPACT FUTURE RESULTS
- --------------------------------------

Federal Legislation

     The Telecommunications Act of 1996 (the Act) became effective on February 8, 1996 and replaces the Modification of Final Judgment (MFJ). In general, the Act includes provisions that would open the local exchange market to competition and would permit local exchange carriers, such as the Company, upon meeting certain conditions, to provide interLATA services (long distance) and video programming and to engage in manufacturing. However, the ability of the Company to engage in businesses previously prohibited by the MFJ is largely dependent on satisfying certain conditions contained in the Act and regulations promulgated thereunder. The following is a brief discussion regarding certain provisions of the Act.

     With regard to the rules governing competition in the interLATA market, the Act takes a two-fold approach. Effective February 8, 1996, Bell Atlantic's operating telephone subsidiaries and affiliates are permitted to apply for approval to offer interLATA services outside of the geographic region in which they currently operate as a local exchange carrier. As of July 31, 1996, a subsidiary of Bell Atlantic has been marketing such services in three states outside its region and plans to offer such services in several other states. In addition, Bell Atlantic's wireless businesses are now permitted to offer interLATA services without having to comply with the conditions imposed in waivers granted under the MFJ.

     Secondly, within Bell Atlantic's geographic region, each of the operating telephone subsidiaries, including the Company, must demonstrate to the FCC that they have satisfied certain requirements in order to be permitted to offer interLATA services within its jurisdiction. Among the requirements with which the Company must comply is a 14-point "competitive checklist" which is aimed

                        Bell Atlantic - Virginia, Inc.


at ensuring that competitors have the ability to offer competitive local service, either through resale, the purchase of unbundled network elements, or through their own networks. The Company must also demonstrate to the FCC that its entry into the interLATA market would be in the public interest.

     The Act also imposes specific requirements that are intended to promote competition in the local exchange markets. These requirements (collectively known as interconnection requirements) include the duty to:
(i) provide interconnection to any other carrier for the transmission and routing of telephone exchange service at any technically feasible point;
(ii) provide unbundled access to network elements at any technically feasible point; (iii) provide retail services at wholesale prices for resale;
(iv) establish reciprocal compensation arrangements for the origination and termination of telecommunications; and (v) provide physical collocation. The specific terms under which the carriers interconnect are to be negotiated between those carriers.

     On August 1, 1996, the FCC adopted an order establishing guidelines for implementation of the interconnection requirements set forth in the Act. The FCC's guidelines set the parameters for rules and regulations that state commissions have established, or will establish, to govern interconnection agreements that are reached through state arbitrations, when negotiations fail. The FCC stated that it plans to issue regulations regarding universal service obligations and access charges in a subsequent order.

     No definitive prediction can be made as to the specific impact of the Act on the business or financial condition of the Company. The financial impact on the Company will be dependent on several factors, including the timing, extent and success of competition in the Company's markets, the timing, extent and success of the Company's pursuit of new business opportunities resulting from the Act and the provisions of the regulations to be issued by the FCC.

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

     Local Exchange Services

     The ability to offer local exchange services has historically been subject to regulation by the SCC. Since April 30, 1996, several telephone service providers have been certified by the SCC to provide local exchange services in Virginia, pending SCC approval of their tariffs. Applications from other competitors to provide local exchange services are currently pending. The Act is expected to significantly increase the level of competition in the Company's local exchange market. However, increased competition in the local exchange market will facilitate FCC approval of the Company's entry into the interLATA markets.

FCC Interim Price Cap Plan

     As required by the FCC's Interim Price Cap Plan, Bell Atlantic filed its Annual Access Tariff Filing of Interstate Rates on April 2, 1996 and amended the filing on June 27, 1996. In the filing, Bell Atlantic selected the 5.3% Productivity Factor for the July 1996 to June 1997 tariff period. Companies selecting the 5.3% Productivity Factor are not required to share earnings in excess of allowed rates of return. The reduction in the price cap index resulting from the 5.3% Productivity Factor was more than offset by the reversal of prior year exogenous rate reductions and the FCC's partial annulment of ratemaking requirements related to the Company's adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The rates included in the June 27, 1996 filing resulted in actual price increases for the Company totaling approximately $3,100,000 on an annual basis, which became effective on July 20, 1996.

                        Bell Atlantic - Virginia, Inc.


     In 1995, Bell Atlantic filed an appeal with the Court of Appeals for the D.C. Circuit for review of the FCC's Interim Price Cap Plan. On March 29, 1996, the U.S. Court of Appeals denied Bell Atlantic's petition.

     Before the 1997 Annual Access Tariff Filing, Bell Atlantic expects the FCC to replace the Interim Price Cap Plan for interstate access charges with a revised price cap plan.

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

     The Company has filed financial results with the SCC for the years 1989 through 1994. The SCC issued orders making the Company's rates final and no longer subject to refund for the years 1989, 1990 and 1991. The SCC has not completed its review of the Company's 1994 financial results.

     With respect to the 1992 review period, the SCC staff issued its report in January 1996 and presented alternative treatment for two issues concerning expenses to be recognized in 1992. Following consideration of all comments, the SCC modified its staff's treatment of these issues and ordered the Company on June 11, 1996 to refund to customers $10,200,000 plus interest for the 1992 review period. On July 12, 1996, the Company filed notice of its intent to comply with this order. On July 17, 1996, the SCC issued a final order requiring the refund to customers be completed on or before November 29, 1996.

     With respect to the 1993 review period, the SCC staff issued its report on July 23, 1996, concluding that the Company's earnings were within the authorized range and that no refund is required. On July 24, 1996, the Company filed a motion with the SCC to make 1993 rates permanent.


OTHER MATTERS
- -------------

     Environmental Issues

     The Company is subject to a number of environmental proceedings as a result of its operations and the shared liability provisions in the Plan of Reorganization related to the MFJ. Certain of these environmental matters relate to Superfund sites for which the Company has been designated as a potentially responsible party by the U.S. Environmental Protection Agency or joined as a third-party defendant in pending Superfund legislation. Such designation or joinder subjects the Company to potential liability for costs relating to cleanup of the affected sites. The Company is also responsible for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance.

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

                        Bell Atlantic - Virginia, Inc.


     Proposed Bell Atlantic - NYNEX Merger

     Bell Atlantic and NYNEX Corporation have announced a proposed merger of equals pursuant to a definitive merger agreement entered into on April 21, 1996, and amended on July 2, 1996. Under the terms of the amended agreement, a newly-formed subsidiary will merge with and into NYNEX, with NYNEX becoming a subsidiary of Bell Atlantic, and each share of NYNEX common stock will be converted into 0.768 shares of Bell Atlantic common stock. The merger, which is expected to qualify as a pooling of interests for accounting purposes, is subject to a number of conditions, including regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and NYNEX. The transaction is expected to close by April 1997.


FINANCIAL CONDITION
- -------------------

     Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements, including network expansion and modernization and the payment of dividends. Management expects that presently foreseeable capital requirements will be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities and to maintain the Company's capital structure within management's guidelines.

     As of June 30, 1996, the Company had $149,283,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $100,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

     The Company's debt ratio was 47.6% at June 30, 1996, compared to 49.0% at December 31, 1995.

     On August 1, 1996, the Company declared and paid a dividend in the amount of $80,000,000 to Bell Atlantic Corporation.

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


Item 6.   Exhibits and Reports on Form 8-K


          (a)  Exhibits:

               Exhibit Number

                27  Financial Data Schedule.


          (b)  Report on Form 8-K filed during the quarter ended June 30, 1996:

               A Current Report on Form 8-K, dated April 21, 1996, was filed regarding (i) the Agreement and Plan of Merger, dated as of April 21, 1996, by and among Bell Atlantic Corporation, NYNEX Corporation and Seaboard Merger Company, and (ii) the Joint Press Release, dated April 22, 1996, issued by Bell Atlantic Corporation and NYNEX Corporation.

                        Bell Atlantic - Virginia, Inc.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                BELL ATLANTIC - VIRGINIA, INC.



Date:  August 8, 1996           By  /s/ O. Riley Young, Jr.
                                  ---------------------------------
                                        O. Riley Young, Jr.
                                        Controller



     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 5, 1996.