Form 10-Q
period 1996-09-30
BELL ATLANTIC VIRGINIA INC
filed 1996-11-08
CIK 19725

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                             ---------------------

                                   FORM 10-Q

                             ---------------------


     (Mark one)
        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996

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
                             (Dollars in Thousands)

                                                                         Three months ended          Nine months ended
                                                                            September 30,              September 30,
                                                                         --------------------      ---------------------
                                                                           1996       1995           1996         1995
                                                                         ---------  ---------      --------     --------
OPERATING REVENUES (including $2,439, $675, $2,626
  and $1,440 from affiliates)......................................       $546,041   $499,278     $1,612,604   $1,484,372
                                                                          --------   --------     ----------   ----------

OPERATING EXPENSES
  Employee costs, including benefits and taxes.....................         97,016    100,435        278,046      294,755
  Depreciation and amortization....................................        104,654    104,008        309,499      307,806
  Other (including $128,720, $105,904, $370,618
    and $304,212 to affiliates)....................................        206,323    167,723        579,989      472,057
                                                                          --------   --------     ----------   ----------
                                                                           407,993    372,166      1,167,534    1,074,618
                                                                          --------   --------     ----------   ----------

OPERATING INCOME...................................................        138,048    127,112        445,070      409,754

OTHER EXPENSE, NET (including $0, $0, $356
  and $0 from affiliate)...........................................             78        246          1,008        1,118

INTEREST EXPENSE (including $659, $1,866, $1,268
  and $4,617 to affiliate).........................................         16,158     16,941         46,503       52,859
                                                                          --------   --------     ----------   ----------

INCOME BEFORE PROVISION FOR INCOME TAXES...........................        121,812    109,925        397,559      355,777
PROVISION FOR INCOME TAXES.........................................         46,002     41,900        151,261      135,615
                                                                          --------   --------     ----------   ----------

NET INCOME.........................................................       $ 75,810   $ 68,025     $  246,298   $  220,162
                                                                          ========   ========     ==========   ==========

REINVESTED EARNINGS
  At beginning of period...........................................       $227,372   $192,723     $  169,629   $  156,709
  Add:  net income.................................................         75,810     68,025        246,298      220,162
                                                                          --------   --------     ----------   ----------
                                                                           303,182    260,748        415,927      376,871
  Deduct:  dividends...............................................         80,000     93,202        192,466      209,260
           other changes...........................................             10         40            289          105
                                                                          --------   --------     ----------   ----------
  At end of period.................................................       $223,172   $167,506     $  223,172   $  167,506
                                                                          ========   ========     ==========   ==========

                      See Notes to Financial Statements.

                        Bell Atlantic - Virginia, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                                    ASSETS
                                    ------

                                                   September 30,  December 31,
                                                       1996           1995
                                                   -------------  ------------

CURRENT ASSETS
Short-term investments...........................     $    3,580    $      ---
Accounts receivable:
  Trade and other, net of allowances for
    uncollectibles of $23,134 and $19,072........        401,086       375,872
  Affiliates.....................................         26,596        28,973
Material and supplies............................         11,783         9,156
Prepaid expenses.................................         81,971        67,987
Deferred income taxes............................         18,188        30,364
Other............................................            252           217
                                                      ----------    ----------
                                                         543,456       512,569
                                                      ----------    ----------

PLANT, PROPERTY AND EQUIPMENT....................      5,560,648     5,383,444
Less accumulated depreciation....................      2,913,146     2,716,713
                                                      ----------    ----------
                                                       2,647,502     2,666,731
                                                      ----------    ----------

OTHER ASSETS.....................................         54,366        55,202
                                                      ----------    ----------

TOTAL ASSETS.....................................     $3,245,324    $3,234,502
                                                      ==========    ==========

                      See Notes to Financial Statements.

                        Bell Atlantic - Virginia, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                                       September 30,   December 31,
                                                                           1996            1995
                                                                       -------------   ------------
CURRENT LIABILITIES
Debt maturing within one year:
  Note payable to affiliate.......................................        $    2,372     $   53,590
  Other...........................................................               947          2,033
Accounts payable and accrued liabilities:
  Affiliates......................................................           195,131        174,113
  Other...........................................................           305,880        328,352
Advance billings and customer deposits............................            75,763         68,055
                                                                          ----------     ----------
                                                                             580,093        626,143
                                                                          ----------     ----------

LONG-TERM DEBT....................................................           946,164        946,730
                                                                          ----------     ----------

EMPLOYEE BENEFIT OBLIGATIONS......................................           420,906        411,942
                                                                          ----------     ----------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes.............................................           115,759        119,175
Unamortized investment tax credits................................            21,506         24,810
Other.............................................................            64,039         62,388
                                                                          ----------     ----------
                                                                             201,304        206,373
                                                                          ----------     ----------
SHAREOWNER'S INVESTMENT
Common stock - one share, without par value, owned by parent......           873,685        873,685
Reinvested earnings...............................................           223,172        169,629
                                                                          ----------     ----------
                                                                           1,096,857      1,043,314
                                                                          ----------     ----------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT.....................        $3,245,324     $3,234,502
                                                                          ==========     ==========

                      See Notes to Financial Statements.

                        Bell Atlantic - Virginia, Inc.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                         Nine months ended
                                                            September 30,
                                                     -------------------------
                                                        1996           1995
                                                     -----------  ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES..........   $ 533,491      $ 489,989
                                                      ---------      ---------


CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments...............      (3,580)        (5,814)
Additions to plant, property and equipment.........    (302,018)      (382,660)
Other, net.........................................      11,821         (2,059)
                                                      ---------      ---------
Net cash used in investing activities..............    (293,777)      (390,533)
                                                      ---------      ---------


CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of capital lease obligations..      (1,853)          (659)
Net change in note payable to affiliate............     (51,218)       102,346
Dividends paid.....................................    (192,466)      (209,260)
Net change in outstanding checks drawn
     on controlled disbursement accounts...........       5,823          8,117
                                                      ---------      ---------
Net cash used in financing activities..............    (239,714)       (99,456)
                                                      ---------      ---------

NET CHANGE IN CASH.................................         ---            ---


CASH, BEGINNING OF PERIOD..........................         ---            ---
                                                      ---------      ---------


CASH, END OF PERIOD................................   $     ---      $     ---
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

2.   Dividend

     On November 1, 1996, the Company declared and paid a dividend in the amount of $95,700,000 to Bell Atlantic Corporation (Bell Atlantic).

3.   Reclassifications

     Certain reclassifications of the prior year's data have been made to conform to 1996 classifications.

4.   Proposed Bell Atlantic - NYNEX Merger

     Bell Atlantic and NYNEX Corporation have announced a proposed merger of equals under a definitive merger agreement entered into on April 21, 1996, and amended on July 2, 1996. Under the terms of the amended agreement, a newly-formed subsidiary will merge with NYNEX, with NYNEX becoming a subsidiary of Bell Atlantic. As a result of the merger, NYNEX stockholders will receive 0.768 of a share of Bell Atlantic common stock for each share of NYNEX common stock that they own. Bell Atlantic stockholders will continue to own their existing shares after the merger.

     The merger is expected to qualify as a "pooling of interests," which means for accounting and financial reporting purposes, the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and NYNEX. The companies expect to close the merger in the first quarter of 1997.

                        Bell Atlantic - Virginia, Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
---------------------

     The Company reported net income for the first nine months of 1996 of $246,298,000, compared to net income of $220,162,000 for the same period in 1995.

     Items affecting the comparison of operating results between the nine month periods ended September 30, 1996 and 1995 are discussed in the following sections.


OPERATING REVENUES
------------------
(Dollars in Thousands)

For the Nine Month Period Ended September 30                  1996         1995
-------------------------------------------------------------------------------
Transport Services
    Local service.............................          $  655,501   $  612,434
    Network access............................             455,347      444,895
    Toll service..............................              67,760       73,433
Ancillary Services
    Directory publishing......................             139,567      130,003
    Other.....................................              72,114       64,410
Value-added Services..........................             222,315      159,197
                                                        ----------   ----------
Total.........................................          $1,612,604   $1,484,372
                                                        ==========   ==========


TRANSPORT SERVICES OPERATING STATISTICS
---------------------------------------
                                                                      Percentage
                                                                       Increase
                                                  1996        1995    (Decrease)
-------------------------------------------------------------------------------
At September 30
---------------
  Access Lines in Service (In thousands)
     Residence................................   1,960       1,902          3.0%
     Business.................................   1,160       1,090          6.4
     Public...................................      41          41          ---
                                                 -----       -----
                                                 3,161       3,033          4.2
                                                 =====       =====


For the Nine Month Period Ended September 30
--------------------------------------------
  Access Minutes of Use (In millions)
     Interstate...............................   8,404       7,707*         9.0
     Intrastate...............................   2,250       2,113*         6.5
                                                ------       -----
                                                10,654       9,820*         8.5
                                                ======       =====

  Toll Messages (In thousands)
     Intrastate...............................  74,455      81,428         (8.6)
     Interstate...............................  10,761       8,830         21.9
                                                ------      ------
                                                85,216      90,258         (5.6)
                                                ======      ======

*Revised from previously reported amounts

                        Bell Atlantic - Virginia, Inc.

LOCAL SERVICE REVENUES

     1996-1995                       Increase
--------------------------------------------------------------------------------
     Nine Months               $43,067       7.0%
--------------------------------------------------------------------------------


     Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone services.

     Higher network usage by business and residential customers increased local service revenues during 1996. Access lines in service grew by 4.2% from September 30, 1995. Local service revenues also increased due to the favorable settlement of issues related to an audit by the Virginia State Corporation Commission (SCC) in June 1996. A refund accrual for such matters was recorded in the fourth quarter of 1995. See "Factors That May Impact Future Results - Other State Regulatory Matters" on page 12 for a further discussion of this issue.

     For a discussion of the Telecommunications Act of 1996, which opens the local exchange market to competition, see "Factors That May Impact Future Results" beginning on page 10.


NETWORK ACCESS REVENUES

     1996-1995                       Increase
--------------------------------------------------------------------------------
     Nine Months               $10,452       2.3%
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

     Network access revenues increased due to higher customer demand for access services, as reflected by growth in access minutes of use of 8.5% over the same period in 1995. Revenue growth from volume increases was partially offset by the effect of price reductions under the Federal Communications Commission's
(FCC) Interim Price Cap Plan implemented in 1995 and higher obligations to affiliated companies pursuant to an interstate revenue sharing agreement. On July 20, 1996, the Company implemented price increases as part of Bell Atlantic's annual price cap filing with the FCC. These price increases did not have a significant impact on network access revenues in the third quarter of 1996.

     Continued strong growth in network usage and the FCC rate increases effective on July 20, 1996 are expected to positively impact network access revenues for the remainder of 1996, relative to the same period last year. See also "Factors That May Impact Future Results - FCC Interim Price Cap Plan" on page 12 for a discussion of Bell Atlantic's FCC price cap filing.


TOLL SERVICE REVENUES

     1996-1995                       (Decrease)
--------------------------------------------------------------------------------
     Nine Months               $(5,673)      (7.7)%
--------------------------------------------------------------------------------


     Toll service revenues are earned from calls made outside a customer's local calling area, but within the same service area of the Company, commonly referred to as Local Access and Transport Areas (LATAs). Other toll services include 800 services and Wide Area Telephone Service (WATS).

     The decrease in toll service revenues was due to the effects of extended local calling areas and increased competition for intraLATA toll and WATS services. IntraLATA toll competition was introduced in Virginia beginning on October 1, 1995. Toll message volumes in 1996 declined by 5.6% as compared to the same period in 1995.

                        Bell Atlantic - Virginia, Inc.

     The Company expects competition for toll services and the extension of local calling areas will continue to negatively impact toll service revenues for the remainder of 1996. See "Factors That May Impact Future Results" beginning on page 10 for a further discussion of toll service revenue issues.


DIRECTORY PUBLISHING REVENUES

     1996-1995                       Increase
--------------------------------------------------------------------------------
     Nine Months               $9,564        7.4%
--------------------------------------------------------------------------------


     Directory publishing revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Pages directories. Other directory publishing services include database and foreign directory marketing.

     Growth in directory publishing revenues was principally due to higher rates charged for these services, as well as growth in advertising volumes.


OTHER ANCILLARY SERVICES REVENUES

     1996-1995                       Increase
--------------------------------------------------------------------------------
     Nine Months               $7,704        12.0%
--------------------------------------------------------------------------------


     Other ancillary services include billing and collection services provided to IXCs, facilities rental services provided to affiliates and non-affiliates and sales of materials and supplies to affiliates.

     Other ancillary services revenues increased due to higher facilities rental revenues from affiliates, higher sales of materials and supplies to affiliates and increased revenues from customer late payment charges.


VALUE-ADDED SERVICES REVENUES

     1996-1995                       Increase
--------------------------------------------------------------------------------
     Nine Months               $63,118       39.6%
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

     The increase in value-added services revenues during 1996 was primarily attributable to continued growth in the network customer base and higher demand for certain central office and voice messaging services. An increase in federal government contract billing for customer premises services and equipment also contributed to revenue growth in 1996.

                        Bell Atlantic - Virginia, Inc.


OPERATING EXPENSES
------------------
(Dollars in Thousands)


For the Nine Month Period Ended September 30                 1996        1995
--------------------------------------------------------------------------------
Employee costs, including benefits and taxes......       $  278,046  $  294,755
Depreciation and amortization.....................          309,499     307,806
Other operating expenses..........................          579,989     472,057
                                                         ----------  ----------
Total.............................................       $1,167,534  $1,074,618
                                                         ==========  ==========

EMPLOYEE COSTS

     1996-1995                       (Decrease)
--------------------------------------------------------------------------------
     Nine Months               $(16,709)     (5.7)%
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

     The decrease in employee costs was attributable to savings associated with lower work force levels in 1996. The effect of employees transferred from the Company to NSI in December 1995 also contributed to the decrease in employee costs. These cost reductions were partially offset by annual salary and wage increases, as well as increased overtime pay for repair and maintenance activity, principally as a result of higher business volumes.


DEPRECIATION AND AMORTIZATION

     1996-1995                       Increase
--------------------------------------------------------------------------------
     Nine Months               $  1,693      .6%
--------------------------------------------------------------------------------


     Depreciation and amortization increased due to growth in depreciable telephone plant. This increase was substantially offset by lower rates of depreciation and amortization. The composite depreciation rate was 7.7% for the nine month period ended September 30, 1996, compared to 8.1% for the same period in 1995.


OTHER OPERATING EXPENSES

     1996-1995                       Increase
--------------------------------------------------------------------------------
     Nine Months               $107,932      22.9%
--------------------------------------------------------------------------------


     Other operating expenses consist primarily of contract services including centralized services expenses allocated from NSI, rent, network software costs, operating taxes other than income, provision for uncollectible accounts receivable and other costs.

     The increase in other operating expenses was largely attributable to higher centralized services expenses allocated from NSI. This increase was due, in part, to higher employee costs incurred in that organization as a result of annual salary and wage increases, as well as the transfer of employees from certain network operations subsidiaries to NSI in December 1995. Additional operating costs incurred to enhance billing and operating systems and market value-added services also contributed to the increase in centralized services expenses in 1996. Other operating expenses were further increased by higher costs for contract services and additional costs to upgrade network software and comply with the Telecommunications Act of 1996.

                        Bell Atlantic - Virginia, Inc.

OTHER EXPENSE, NET

     1996-1995                       (Decrease)
--------------------------------------------------------------------------------
     Nine Months                     $  (110)
--------------------------------------------------------------------------------


     The decrease in other expense, net was attributable to lower nonoperating costs and additional interest income in 1996.


INTEREST EXPENSE

     1996-1995                       (Decrease)
--------------------------------------------------------------------------------
     Nine Months             $ (6,356)        (12.0)%
--------------------------------------------------------------------------------


     Interest expense decreased principally due to the effects of lower levels of average short-term debt in 1996 and the favorable settlement of issues related to an audit by the SCC in June 1996.


PROVISION FOR INCOME TAXES

     1996-1995                       Increase
--------------------------------------------------------------------------------
     Nine Months             $ 15,646        11.5%
--------------------------------------------------------------------------------


EFFECTIVE INCOME TAX RATES

     For the Nine Months Ended September 30
--------------------------------------------------------------------------------
     1996                        38.0%
--------------------------------------------------------------------------------
     1995                        38.1%
--------------------------------------------------------------------------------


     The Company's effective income tax rate was slightly lower as a result of adjustments to tax liabilities recorded in 1996.


FACTORS THAT MAY IMPACT FUTURE RESULTS
--------------------------------------

Federal Legislation

     The Telecommunications Act of 1996 (the Act) became law on February 8, 1996 and takes the place of the Modification of Final Judgment (MFJ). In general, the Act includes provisions that open the local exchange market to competition and permit Bell Atlantic to provide interLATA services (long distance) and to engage in manufacturing. However, the ability of Bell Atlantic to engage in businesses previously prohibited by the MFJ is largely dependent on satisfying certain conditions contained in the Act. The following is a brief discussion regarding certain provisions of the Act.

     With regard to the rules governing competition in the long distance market, the Act takes a two-fold approach. Effective February 8, 1996, Bell Atlantic's operating telephone subsidiaries, such as the Company, and affiliates were permitted to offer long distance services outside of the geographic region in which they currently operate as a local exchange carrier. On July 31, 1996, a subsidiary of Bell Atlantic began marketing such services in three states outside its region and plans to offer such services in several other states. In addition, Bell Atlantic's wireless businesses are now permitted to offer long distance services without having to comply with the conditions imposed in waivers granted under the MFJ.

     Within Bell Atlantic's geographic region, each of the operating telephone subsidiaries, including the Company, must demonstrate to the FCC that it has satisfied certain requirements in order for Bell Atlantic to offer new long distance services. Among the requirements with which the Company must comply is a 14-point "competitive checklist" which will enable competitors to offer competitive local service, either through resale, through the purchase of unbundled network elements, or

                        Bell Atlantic - Virginia, Inc.

through their own networks. The Company must also demonstrate to the FCC that its entry into the long distance market would be in the public interest.

     The Act also imposes specific requirements that are intended to promote competition in the local exchange markets. These requirements (collectively known as interconnection requirements) include the duty to: (i) provide interconnection to any other carrier for the transmission and routing of telephone exchange service at any technically feasible point; (ii) provide unbundled access to network elements at any technically feasible point; (iii) provide retail services at wholesale prices for resale; (iv) establish reciprocal compensation arrangements for the origination and termination of telecommunications; and (v) provide physical collocation. The specific terms under which the carriers interconnect are to be negotiated with those carriers, or determined through state arbitrations when negotiations fail.

     On August 1, 1996, the FCC adopted an order establishing rules for implementation of the interconnection requirements set forth in the Act. The FCC's order establishes rules to govern interconnection agreements that are reached through state arbitrations, when negotiations fail. The FCC stated that it plans to issue regulations regarding universal service obligations and access charges in subsequent orders.

     Bell Atlantic and others appealed the interconnection order to the U.S. Court of Appeals. That case is currently pending. On October 14, 1996, the Court issued a partial stay of the FCC's interconnection order. The Court's order stays the effectiveness of the uniform national pricing rules adopted by the FCC. The order also stays the FCC rule that permitted competitors to "pick and choose" isolated terms out of negotiated interconnection agreements. Private negotiations and state arbitrations will continue while the stay is in effect, pending the Court's final determinations of the issues raised by the pending petitions for review.

     No definitive prediction can be made as to the specific impact of the Act on the business or financial condition of the Company. The financial impact on the Company will depend on several factors, including the timing, extent and success of competition in the Company's markets, as well as the timing, extent and success of the Company's pursuit of new business opportunities resulting from the Act, the provisions of the FCC's regulations that survive judicial review, and the outcome of state interconnection proceedings.

Competition

     IntraLATA Toll Services

     IntraLATA toll services are calls that both originate and terminate within the same LATA (Local Access and Transport Area), but cover a greater distance than a local call. These revenues are generally regulated by the SCC rather than federal authorities. Competition to offer intrastate intraLATA toll services is currently permitted in the Company's jurisdiction.

     Currently, intraLATA toll calls are completed by the Company unless the customer dials an access code. This dialing method would be changed by "presubscription". Presubscription would enable customers to make intraLATA toll calls using another carrier without having to dial the access code.

     The recent telecommunications legislation addressed the issue of presubscription by prohibiting a state from requiring presubscription or "dialing parity" until the earlier of such time as an operating telephone company in the state is authorized to provide long distance services within the state or three years from the effective date of the Act. This prohibition does not apply to a final order requiring presubscription that was issued on or prior to December 19, 1995.

     In Virginia, the SCC issued an order on July 24, 1995 denying intraLATA toll presubscription.

     Local Exchange Services

     Local exchange services have historically been subject to regulation by the SCC. Since April 30, 1996, several telephone service providers have been certified by the SCC to provide local exchange services in Virginia, pending SCC approval of their tariffs. Applications from other competitors to provide local exchange services are currently pending and the SCC has set several hearings to resolve issues raised by companies that desire to provide local exchange services pursuant to the Act.

     The Act is expected to significantly increase the level of competition in the Company's local exchange market.

                        Bell Atlantic - Virginia, Inc.

FCC Interim Price Cap Plan

     The FCC regulates the rates that the Company can charge IXCs and end-user subscribers for interstate access services. Each year, new access rates are required to be filed with the FCC under the rules of their Interim Price Cap Plan. In June of 1996, Bell Atlantic filed its Annual Access Tariff plan with the FCC, which contained new access services rates for the period from July 1996 through June 1997. The rates included in the filing resulted in price increases for the Company totaling approximately $3,100,000 on an annual basis. The new rates became effective on July 20, 1996.

     The FCC is expected to adopt a revised price cap plan effective with the 1997 Annual Access Tariff Filing.

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

     The Company has filed financial results with the SCC for the years 1989 through 1994. The SCC issued orders making the Company's rates final and no longer subject to refund for the years 1989, 1990, 1991 and 1993. The SCC has not completed its review of the Company's 1994 financial results.

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

                        Bell Atlantic - Virginia, Inc.

     Proposed Bell Atlantic - NYNEX Merger

     Bell Atlantic and NYNEX Corporation have announced a proposed merger of equals under a definitive merger agreement entered into on April 21, 1996, and amended on July 2, 1996. Under the terms of the amended agreement, a newly-formed subsidiary will merge with NYNEX, with NYNEX becoming a subsidiary of Bell Atlantic. As a result of the merger, NYNEX stockholders will receive 0.768 of a share of Bell Atlantic common stock for each share of NYNEX common stock that they own. Bell Atlantic stockholders will continue to own their existing shares after the merger.

     The merger is expected to qualify as a "pooling of interests," which means for accounting and financial reporting purposes, the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and NYNEX. The companies expect to close the merger in the first quarter of 1997.

     As a result of the merger, Bell Atlantic expects to record a one-time charge for employee severance costs in the quarter in which the merger is completed. Such pretax charge is currently estimated to be in the range of $200 million to $300 million. The amount of the charge will vary depending on a number of factors including: (i) the number of employees that will be terminated under severance arrangements, (ii) the timing of employee terminations, and
(iii) changes, if any, to severance plan provisions. The Company expects to incur a portion of the charge for these costs.

     During the remainder of 1997, 1998 and 1999, Bell Atlantic expects to incur an additional $300 million to $400 million of merger-related transition costs, a portion of which may be borne by the Company.


FINANCIAL CONDITION
-------------------

     The Company uses the net cash generated from operations and external financing to fund capital expenditures for network expansion and modernization, and pay dividends. While current liabilities exceeded current assets at both September 30, 1996 and December 31, 1995, the Company's sources of funds, primarily from operations and to the extent necessary, from readily available financing arrangements with an affiliate, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities and to maintain the Company's capital structure within management's guidelines.

     As of September 30, 1996, the Company had $197,628,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $100,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

     The Company's debt ratio was 46.4% at September 30, 1996, compared to 49.0% at December 31, 1995.

     On November 1, 1996, the Company declared and paid a dividend in the amount of $95,700,000 to Bell Atlantic Corporation.

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


Item 6.   Exhibits and Reports on Form 8-K


          (a)  Exhibits:

               Exhibit Number

                27   Financial Data Schedule.


          (b) Report on Form 8-K filed during the quarter ended September 30, 1996:

               A Current Report on Form 8-K, dated July 2, 1996, was filed regarding the Amended and Restated Agreement and Plan of Merger, dated as of April 21, 1996, as amended and restated on July 2, 1996, by and between Bell Atlantic Corporation and NYNEX Corporation.

                        Bell Atlantic - Virginia, Inc.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                BELL ATLANTIC - VIRGINIA, INC.



Date:  November 7, 1996         By  /s/   O. Riley Young, Jr.
                                   ----------------------------------
                                          O. Riley Young, Jr.
                                          Controller



     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 4, 1996.