Form 10-Q
period 1997-03-31
BELL ATLANTIC VIRGINIA INC
filed 1997-05-12
CIK 19725

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------


    (Mark one)

       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1997

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

                             ---------------------

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


                                                              Three months ended
                                                                   March 31,
                                                              ------------------
                                                               1997       1996
                                                              --------  --------

OPERATING REVENUES (including $1,152
     and $804 from affiliates).............................   $512,631  $558,577
                                                              --------  --------

OPERATING EXPENSES
     Employee costs, including benefits and taxes..........     82,962    88,855
     Depreciation and amortization.........................    106,560   101,519
     Other (including $123,084 and $121,406 to affiliates).    183,484   198,114
                                                              --------  --------
                                                               373,006   388,488
                                                              --------  --------

OPERATING INCOME...........................................    139,625   170,089

OTHER EXPENSE, NET (including $39
     and $201 from affiliate)..............................      1,335       953

INTEREST EXPENSE (including $439
     and $206 to affiliate)................................     16,140    15,929
                                                              --------  --------

Income Before Provision for Income Taxes and
     Cumulative Effect of Change in Accounting Principle...    122,150   153,207

PROVISION FOR INCOME TAXES.................................     46,844    58,261
                                                              --------  --------

Income Before Cumulative Effect of Change
     in Accounting Principle...............................     75,306    94,946

CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE
     Directory Publishing, Net of Tax......................        ---    16,423
                                                              --------  --------

NET INCOME.................................................   $ 75,306  $111,369
                                                              ========  ========


REINVESTED EARNINGS
     At beginning of period................................   $208,348  $169,629
     Add:  net income......................................     75,306   111,369
                                                              --------  --------
                                                               283,654   280,998
     Deduct:  dividends....................................     45,200    12,246
              other changes................................     12,774       113
                                                              --------  --------
     At end of period......................................   $225,680  $268,639
                                                              ========  ========


                       See Notes to Financial Statements.

                        Bell Atlantic - Virginia, Inc.

                                 BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)


                                     ASSETS
                                     ------

                                                   March 31,   December 31,
                                                      1997         1996
                                                   ----------  ------------

CURRENT ASSETS
Short-term investments...........................  $   36,551    $   32,651
Note receivable from affiliate...................      27,644           ---
Accounts receivable:
     Trade and other, net of allowances for
          uncollectibles of $28,764 and $30,778..     429,976       464,852
     Affiliates..................................      32,936        31,327
Material and supplies............................      13,007         9,927
Prepaid expenses.................................      17,495        45,188
Other............................................         341           323
                                                   ----------    ----------
                                                      557,950       584,268
                                                   ----------    ----------

PLANT, PROPERTY AND EQUIPMENT....................   5,698,766     5,636,757
Less accumulated depreciation....................   3,042,022     2,970,105
                                                   ----------    ----------
                                                    2,656,744     2,666,652
                                                   ----------    ----------

OTHER ASSETS.....................................      33,739        45,690
                                                   ----------    ----------

TOTAL ASSETS.....................................  $3,248,433    $3,296,610
                                                   ==========    ==========


                      See Notes to Financial Statements.

                        Bell Atlantic - Virginia, Inc.

                                 BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                     March 31,      December 31,
                                                        1997            1996
                                                     ----------     ------------

CURRENT LIABILITIES
Debt maturing within one year:
     Note payable to affiliate..................     $      ---       $   52,715
     Other......................................          1,086              968
Accounts payable and accrued liabilities:
     Affiliates.................................        198,430          229,768
     Other......................................        334,740          313,438
Other liabilities...............................         64,731           68,301
                                                     ----------       ----------
                                                        598,987          665,190
                                                     ----------       ----------

LONG-TERM DEBT..................................        946,088          945,987
                                                     ----------       ----------

EMPLOYEE BENEFIT OBLIGATIONS....................        409,285          410,666
                                                     ----------       ----------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes...........................        111,520          108,012
Unamortized investment tax credits..............         19,577           20,405
Other...........................................         63,611           64,317
                                                     ----------       ----------
                                                        194,708          192,734
                                                     ----------       ----------
SHAREOWNER'S INVESTMENT
Common stock - one share, without par value,
     owned by parent............................        873,685          873,685
Reinvested earnings.............................        225,680          208,348
                                                     ----------       ----------
                                                      1,099,365        1,082,033
                                                     ----------       ----------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT...     $3,248,433       $3,296,610
                                                     ==========       ==========


                       See Notes to Financial Statements.

                        Bell Atlantic - Virginia, Inc.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)


                                                           Three months ended
                                                                March 31,
                                                          ---------------------
                                                            1997         1996
                                                          ---------   ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES..............   $ 240,883   $ 201,407
                                                          ---------   ---------


CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments...................      (3,900)    (13,200)
Additions to plant, property and equipment.............    (100,667)    (82,713)
Net change in note receivable from affiliate...........     (27,644)    (42,716)
Other, net.............................................       3,631       5,309
                                                          ---------   ---------
Net cash used in investing activities..................    (128,580)   (133,320)
                                                          ---------   ---------


CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of capital lease obligations......        (257)       (240)
Net change in note payable to affiliate................     (52,715)    (53,590)
Dividends paid.........................................     (45,200)    (12,246)
Net change in outstanding checks drawn
     on controlled disbursement accounts...............     (14,131)     (2,011)
                                                          ---------   ---------
Net cash used in financing activities..................    (112,303)    (68,087)
                                                          ---------   ---------

NET CHANGE IN CASH.....................................         ---         ---


CASH, BEGINNING OF PERIOD..............................         ---         ---
                                                          ---------   ---------


CASH, END OF PERIOD....................................   $     ---   $     ---
                                                          =========   =========


                       See Notes to Financial Statements.

                        Bell Atlantic - Virginia, Inc.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1.   BASIS OF PRESENTATION

     The Company has prepared the accompanying unaudited financial statements based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. Management believes that these financial statements reflect all adjustments which are necessary for a fair presentation of the Company's results of operations and financial position, which consist of only normal recurring accruals. For a more complete discussion of significant accounting policies and certain other information, refer to the financial statements filed with the Company's 1996 Form 10-K.

2.   DIVIDEND

     On May 1, 1997, the Company declared and paid a dividend in the amount of $103,800,000 to Bell Atlantic Corporation (Bell Atlantic).

3.   TRANSFER OF DIRECTORY PUBLISHING ACTIVITIES

     On January 1, 1997, the Company transferred, at net book value without gain or loss, certain assets and liabilities associated with its directory publishing activities to a newly formed, wholly owned subsidiary. The stock of the subsidiary was immediately distributed to Bell Atlantic. The transfer of such assets and liabilities was completed as part of Bell Atlantic and the Company's response to the requirements of the Telecommunications Act of 1996, which prohibits the Company from engaging in electronic publishing or joint sales and marketing of electronic products.

     Net assets transferred by the Company totaled approximately $12,700,000, and consisted of deferred directory production costs (included in prepaid expenses), fixed assets, and related deferred tax liabilities.

     Revenues and direct expenses related to the Company's directory publishing activities transferred were approximately $81,700,000 and $34,600,000, respectively, for the three month period ended March 31, 1996. The Company does not separately identify indirect expenses attributable to the directory publishing activities, including expenses related to billing and data management and processing services, legal, external affairs, depreciation, interest expense and any corresponding tax expense.

4.   PROPOSED BELL ATLANTIC - NYNEX MERGER

     Bell Atlantic and NYNEX Corporation announced a proposed merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. At special meetings held in November 1996, stockholders of both companies approved the merger. The completion of the merger is subject to a number of conditions, including certain regulatory reviews, all but one of which have been completed, and receipt of opinions that the merger will be tax free. Bell Atlantic expects to close the merger in the second quarter of 1997.

                        Bell Atlantic - Virginia, Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
---------------------

     The Company reported net income of $75,306,000 for the three month period ended March 31, 1997, compared to net income of $111,369,000 for the same period in 1996.

     Effective January 1, 1997, the Company transferred, at net book value without gain or loss, certain assets and liabilities associated with its directory publishing activities to a newly formed, wholly owned subsidiary. See "Factors That May Impact Future Results - Federal Legislation - Directory Publishing Activities" on page 12 for further discussion of this issue.

     In addition, the Company changed its method of accounting for directory publishing revenues and expenses, effective January 1, 1996. The Company adopted the point-of-publication method, which requires directory revenues and expenses to be recognized upon publication rather than over the lives of the directories. The Company recorded an after-tax increase in income of $16,423,000 in the first quarter of 1996, representing the cumulative effect of this accounting change. As a result of this change, results of operations for the first three quarters of 1996 have been restated.

     Other items affecting the comparison of the Company's results of operations for the three month periods ended March 31, 1997 and 1996 are discussed in the following sections. This Management's Discussion and Analysis should also be read in conjunction with the Company's 1996 Annual Report on Form 10-K.


OPERATING REVENUES
------------------
(Dollars in Thousands)

Three Month Period Ended March 31                     1997                 1996
--------------------------------------------------------------------------------

Transport Services
    Local service..........................        $226,678             $209,271
    Network access.........................         160,178              150,552
    Toll service...........................          18,687               24,504
Ancillary Services
    Directory publishing...................           2,528               84,395
    Other..................................          23,130               23,753
Value-added Services.......................          81,430               66,102
                                                   --------             --------
Total......................................        $512,631             $558,577
                                                   ========             ========

                        Bell Atlantic - Virginia, Inc.


TRANSPORT SERVICES OPERATING STATISTICS
---------------------------------------
                                                                      Percentage
                                                                       Increase
                                                    1997   1996       (Decrease)
--------------------------------------------------------------------------------

At March 31
-----------
  Access Lines in Service (In thousands)*
    Residence.................................     2,008   1,934            3.8%
    Business..................................     1,193   1,123            6.2
    Public....................................        41      40            2.5
                                                   -----   -----
                                                   3,242   3,097            4.7
                                                   =====   =====

Three Month Period Ended March 31
---------------------------------
  Access Minutes of Use (In millions)
    Interstate................................     2,905   2,762            5.2
    Intrastate................................       747     763           (2.1)
                                                   -----   -----
                                                   3,652   3,525            3.6
                                                   =====   =====

  Toll Messages (In thousands)
    Intrastate................................    20,283  27,563          (26.4)
    Interstate................................     3,474   3,633           (4.4)
                                                  ------  ------
                                                  23,757  31,196          (23.8)
                                                  ======  ======

  * 1996 reflects a restatement of access lines in service


LOCAL SERVICE REVENUES

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Three Months            $17,407             8.3%
--------------------------------------------------------------------------------

     Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone (pay phone) services.

     Higher usage of the Company's network facilities was the primary reason for the increase in local service revenues in the first quarter of 1997. This growth was generated by an increase in access lines in service of 4.7% from March 31, 1996, and higher message volumes. Strong access line growth reflects higher demand for Centrex services and an increase in second residential lines. Higher revenues from private line and switched data services also contributed to the revenue growth in the first quarter of 1997.

     For a discussion of the Telecommunications Act of 1996, which will open the local exchange market to competition, see "Factors That May Impact Future Results" beginning on page 11.


NETWORK ACCESS REVENUES

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Three Months            $9,626              6.4%
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

                        Bell Atlantic - Virginia, Inc.

     Network access revenues increased in the first quarter of 1997 principally due to higher customer demand as reflected by growth in access minutes of use of 3.6% from March 31, 1996. Volume growth was boosted by the expansion of the business market, particularly for high capacity services. Higher end-user revenues attributable to an increase in access lines in service also contributed to revenue growth in the first quarter of 1997. Reported growth in access minutes of use and revenues was negatively affected by increased calling volumes during the first quarter of 1996 caused by severe winter storms.

     For a discussion of Federal Communications Commission (FCC) rulemakings concerning access charges, price caps and universal service, see "Factors That May Impact Future Results - Recent Developments - FCC Orders" beginning on page 12.


TOLL SERVICE REVENUES

     1997-1996                        (Decrease)
--------------------------------------------------------------------------------
     Three Months            $(5,817)          (23.7)%
--------------------------------------------------------------------------------

     Toll service revenues are earned primarily from calls made outside a customer's local calling area, but within the same service area of the Company, referred to as Local Access and Transport Areas (LATAs). Other toll services include 800 services and Wide Area Telephone Service (WATS).

     The decrease in toll service revenues was principally due to the effects of extended local calling areas. Toll message volumes, which declined by 23.8%, were negatively impacted by the extension of local calling areas, as well as the effect of storm-driven usage experienced in the first quarter of 1996.

     The Company expects that competition for toll services and the extension of local calling areas will continue to negatively impact future revenue growth. See "Factors That May Impact Future Results - Competition - IntraLATA Toll Services" on page 13 for a further discussion of toll service revenue issues.


DIRECTORY PUBLISHING REVENUES

     1997-1996                        (Decrease)
--------------------------------------------------------------------------------
     Three Months            $(81,867)         (97.0)%
--------------------------------------------------------------------------------

     As described earlier, the Company transferred certain assets and liabilities associated with its directory publishing activities to a newly formed, wholly owned subsidiary, effective January 1, 1997. As a result, revenues associated with directory publishing activities transferred are no longer earned by the Company. The Company's directory publishing revenues in 1997 are earned primarily from fees for non-publication of telephone numbers, multiple white page listings and usage of directory listings. See "Factors That May Impact Future Results - Federal Legislation - Directory Publishing Activities" on page 12 for further discussion of this issue.

     The decrease in directory publishing revenues was principally due to the transfer of directory publishing activities.


OTHER ANCILLARY SERVICES REVENUES

     1997-1996                        (Decrease)
--------------------------------------------------------------------------------
     Three Months            $(623)             (2.6)%
--------------------------------------------------------------------------------

     Other ancillary services include billing and collection services provided to long distance carriers, facilities rental services provided to affiliates and non-affiliates, and sales of materials and supplies to affiliates.

     Other ancillary services revenues decreased principally due to lower sales of materials and supplies to affiliates. This decrease was partially offset by higher facilities rental revenues from affiliates.

                        Bell Atlantic - Virginia, Inc.

VALUE-ADDED SERVICES REVENUES

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Three Months            $15,328            23.2%
--------------------------------------------------------------------------------

     Value-added services represent a family of services which expand the utilization of the network. These services include products such as voice messaging services, Caller ID, Call Waiting, and Return Call, as well as more mature products and other customer premises wiring and maintenance services.

     Value-added services revenues were higher in the first quarter of 1997 principally as a result of an increase in federal government contract billing for customer premises services and equipment. Improved revenue growth from value-added services is also a result of increased marketing and promotional efforts which have stimulated customer demand and usage. Demand for value-added services also has been fueled by the introduction of new and enhanced optional features.



OPERATING EXPENSES
------------------
(Dollars in Thousands)

Three Month Period Ended March 31                            1997          1996
--------------------------------------------------------------------------------

Employee costs, including benefits and taxes......        $ 82,962      $ 88,855
Depreciation and amortization.....................         106,560       101,519
Other operating expenses..........................         183,484       198,114
                                                          --------      --------
Total.............................................        $373,006      $388,488
                                                          ========      ========

EMPLOYEE COSTS

     1997-1996                        (Decrease)
--------------------------------------------------------------------------------
     Three Months            $(5,893)           (6.6)%
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

     The decrease in employee costs was primarily as a result of lower benefit costs. The reduction in benefit costs was caused by a number of factors, including an increase in the discount rate used to develop pension and postretirement benefit costs, favorable pension plan asset returns and lower than expected medical claims. The Company expects the lower level of benefit costs to continue for the remainder of 1997. A decline in repair and maintenance activity in the first quarter of 1997 further reduced employee costs. These cost reductions were partially offset by annual salary and wage increases, the effect of higher work force levels, and increased overtime pay principally as a result of higher business volumes.


DEPRECIATION AND AMORTIZATION

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Three Months            $5,041              5.0%
--------------------------------------------------------------------------------

     The Company uses the composite group remaining life method to depreciate plant assets. Under this method, the Company periodically revises depreciation rates based on a number of factors. The composite depreciation rate was 7.67% for the three month period ended March 31, 1997, compared to 7.74% for the same period in 1996.

     Depreciation and amortization increased in the first quarter of 1997 principally due to growth in depreciable telephone plant. This increase was slightly offset by the effect of lower rates of depreciation and amortization.

                        Bell Atlantic - Virginia, Inc.

OTHER OPERATING EXPENSES

     1997-1996                        (Decrease)
--------------------------------------------------------------------------------
     Three Months            $(14,630)          (7.4)%
--------------------------------------------------------------------------------

     Other operating expenses consist primarily of contract services including centralized services expenses allocated from NSI, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, and other costs.

     As a result of the transfer of directory publishing activities, certain direct and allocated expenses related to the activities transferred are no longer incurred by the Company. See "Factors That May Impact Future Results - Federal Legislation - Directory Publishing Activities" on page 12 for further discussion of this issue.

     The decrease in other operating expenses was largely attributable to the transfer of directory publishing activities. This decrease was partially offset by higher costs for materials and contracted services.


OTHER EXPENSE, NET

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Three Months                        $382
--------------------------------------------------------------------------------

     The change in other expense, net, was attributable to reduced interest income related to a note receivable from an affiliate and higher nonoperating costs incurred in the first quarter of 1997.


INTEREST EXPENSE

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Three Months            $211                1.3%
--------------------------------------------------------------------------------

     Interest expense increased principally due to the effect of higher levels of average short-term debt during the first quarter of 1997.


EFFECTIVE INCOME TAX RATES

     Three Months Ended March 31
--------------------------------------------------------------------------------
     1997                               38.3%
--------------------------------------------------------------------------------
     1996                               38.0%
--------------------------------------------------------------------------------

     The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and cumulative effect of change in accounting principle. The Company's effective income tax rate was higher in the first quarter of 1997 principally as a result of a reduction in the recognition of tax credits.

                        Bell Atlantic - Virginia, Inc.

FINANCIAL CONDITION
-------------------

     The Company uses the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and pay dividends. While current liabilities exceeded current assets at both March 31, 1997 and December 31, 1996, the Company's sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with an affiliate, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities or to maintain the Company's capital structure to ensure financial flexibility.

     As of March 31, 1997, the Company had $200,000,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $100,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

     The Company's debt ratio was 46.3% as of March 31, 1997, compared to 45.4% as of March 31, 1996 and 48.0% as of December 31, 1996.

     On May 1, 1997, the Company declared and paid a dividend in the amount of $103,800,000 to Bell Atlantic.


FACTORS THAT MAY IMPACT FUTURE RESULTS
--------------------------------------

     The telecommunications industry is undergoing substantial changes as a result of the Telecommunications Act of 1996 (the Act), other public policy changes and technological advances. These changes are likely to bring increased competitive pressures in the Company's current business, but will also open new markets to Bell Atlantic.

     The Act became law on February 8, 1996 and replaced the Modification of Final Judgment (MFJ). In general, the Act includes provisions that open local exchange markets to competition and permit Bell Atlantic to provide interLATA (long distance) services and to engage in manufacturing. However, the ability of Bell Atlantic to engage in these new businesses, previously prohibited by the MFJ, is largely dependent on satisfying certain conditions contained in the Act. Among the requirements with which the Company must comply is a 14-point "competitive checklist" which includes steps the Company must take which will help competitors offer local service, either through resale, through the purchase of unbundled network elements, or through their own networks. The Company must also demonstrate to the FCC that its entry into the long distance market would be in the public interest.

     A U.S. Court of Appeals has currently stayed the effectiveness of the uniform national pricing rules adopted by the FCC and the FCC rule that permitted competitors to "pick and choose" isolated terms out of negotiated interconnection agreements. Private negotiations and state arbitrations are continuing while the stay is in effect, pending the Court's final decision.

     Pursuant to the Act, the Company filed its "Statement of Generally Available Terms and Conditions for Interconnection, Unbundled Network Elements, Ancillary Services and Resale of Telecommunications Services" with the Virginia State Corporation Commission (SCC).

     The Company is unable to predict definitively the impact that the Act will have on its business, results of operations or financial condition. The financial impact will depend on several factors, including the timing, extent and success of competition in the Company's markets, and the timing, extent and success of Bell Atlantic's pursuit of new business opportunities resulting from the Act. These factors will in turn depend, in part, on the final outcome of several FCC rulemakings and the outcome of state interconnection proceedings (see also "Recent Developments - FCC Orders" below).

     The Company anticipates that these industry changes, together with the rapid growth, enormous size and global scope of these markets, will attract new entrants and encourage existing competitors to broaden their offerings. Current and potential competitors in telecommunication services include long distance companies, other local telephone companies, cable companies, wireless service providers, and other companies that offer network services. Some of these companies have a strong market presence, brand recognition and existing customer relationships, all of which contribute to intensifying competition and may affect the Company's future revenue growth. See the "Competition" section below for additional information.

                        Bell Atlantic - Virginia, Inc.

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

     Revenues and direct expenses related to the Company's directory publishing activities transferred were approximately $81,700,000 and $34,600,000, respectively, for the three month period ended March 31, 1996. The Company does not separately identify indirect expenses attributable to the directory publishing activities, including expenses related to billing and data management and processing services, legal, external affairs, depreciation, interest expense and any corresponding tax expense.

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

Recent Developments - FCC Orders

     On May 7, 1997, the FCC adopted orders to reform the interstate access charge system, to modify its price cap system and to implement the "universal service" requirements of the Act. The Company is unable to assess fully the potential impact of these new rules until the FCC releases the full text of its access reform and price cap orders later in May. Based on the information currently available, however, the Company does not believe that these proceedings will result in a material adverse impact on its results of operations or financial condition.

     Access Charges

     Access charges are the rates long distance carriers pay for use and availability of the Company's facilities for the origination and termination of interstate interLATA service. On May 7, 1997, the FCC adopted changes to the tariff structures it has prescribed for such charges in order to permit the Company to recover its costs through rates which reflect the manner in which those costs are incurred. As of January 1, 1998, the FCC will require, in general, that interstate costs of the Company which do not vary based on usage be recovered from long distance carriers through flat rate charges, and those interstate costs that do vary based on usage be recovered from long distance carriers through usage based rates. In addition, the FCC will require establishment of separate usage based charges for originating and for terminating interstate interLATA traffic.

     A portion of the Company's interstate costs are also recovered through flat monthly charges to subscribers (subscriber line charges). Under the FCC's order, subscriber line charges for primary residential and single line businesses will remain unchanged, but such charges for additional residential lines and multi-line businesses will rise.

     The restructuring of access charges in January 1998 is expected to be revenue neutral to the Company.

     The FCC is expected to adopt an order later this year that would address the conditions under which the FCC would relax or remove existing access rate structure requirements and price cap restrictions as increased local market competition develops. The Company is unable to predict the results of this further proceeding.

                        Bell Atlantic - Virginia, Inc.

     Price Caps

     The FCC also adopted modifications to its price cap rules that will affect access rate levels. Under the current price cap rules effective through June 30, 1997, the Company's price cap index is adjusted by an inflation index (GDP-
PI) less a fixed percentage, either 4.0%, 4.7% or 5.3% as the Company may elect, which is intended to reflect increases in productivity (Productivity Factor). For the current period ending June 30, 1997, the Company has chosen the 5.3% Productivity Factor.

     The FCC has adopted new rules, effective July 1, 1997, that will create a single Productivity Factor for all price cap companies of 6.5%, with no requirements to share a portion of future interstate earnings, and will set rates as if the higher factor had been in effect since July 1996. Any local exchange company that earns a rate of return on its interstate services of less than 10.25% in any calendar year will be permitted to increase its interstate rates in the following year. The FCC also ordered elimination of recovery for amortized costs associated with reconfiguration of the Company's network to provide equal access to facilities for all long distance carriers.

     Universal Service

     The FCC also adopted rules designed to preserve "universal service" by ensuring that local exchange service remains reasonably available to all residential customers, including low-income customers and customers in areas that are expensive to serve. The FCC will maintain existing levels of universal service support for such high cost areas pending completion of further FCC proceedings. By the end of 1997, the FCC, in conjunction with the Federal-State Joint Board on Universal Service, will determine whether to increase the size of the federal universal service fund for high cost areas, and how to assess the appropriate level of federal financial support required to continue to ensure affordable local telephone service. Any new high cost universal service support mechanism will become effective January 1, 1999.

     The FCC also adopted rules to implement the Act's requirements to provide discounted telecommunications services to schools and libraries, beginning January 1, 1998, and to ensure that not-for-profit rural health care providers have access to such services at rates comparable to those charged their urban counterparts.

     All telecommunications carriers will be required to contribute funding for these universal service programs. The federal universal service funding needs as of January 1, 1998 will require each carrier to contribute approximately 1 to 2% of its revenues. The Company, however, will be permitted to recover its universal service contributions through higher interstate charges to long distance carriers and end users.

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

                        Bell Atlantic - Virginia, Inc.

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


OTHER MATTERS
-------------

     Proposed Bell Atlantic - NYNEX Merger

     Bell Atlantic and NYNEX Corporation announced a proposed merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. In November 1996, stockholders of both companies approved the merger. The completion of the merger is subject to a number of other conditions, including certain regulatory reviews, all but one of which have been completed. Bell Atlantic expects to close the merger in the second quarter of 1997.

     As a result of the merger, Bell Atlantic will incur special transition and integration costs of approximately $500 million in the first twelve months following the completion of the merger and an additional $200 million to $400 million over the two succeeding years, in connection with completing the transaction and integrating the operations of Bell Atlantic and NYNEX. The transition costs consist principally of professional and registration fees, systems modification costs, costs associated with the elimination and consolidation of duplicate facilities, and employee severance and relocation costs. Of these costs, the Company expects to incur a portion of a one-time charge for employee severance costs in the quarter in which the merger is completed. The total severance charge for Bell Atlantic is currently estimated to be in the range of $200 million to $300 million. The amount of the charge will vary depending on a number of factors including: (i) the number of employees that will be terminated under severance arrangements, (ii) the timing of employee terminations, and (iii) changes, if any, to severance plan provisions. It is anticipated that the Company will bear a portion of the remaining transition and integration costs.

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

                        Bell Atlantic - Virginia, Inc.

     Cautionary Statement Concerning Forward-Looking Statements

     Information contained above with respect to the expected financial impact of the proposed merger, and other statements in this Management's Discussion and Analysis regarding expected future events and financial results are forward-looking and subject to risks and uncertainties. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

     The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: (i) materially adverse changes in economic conditions in the markets served by the Company; (ii) a significant delay in the expected closing of the merger; (iii) the final outcome of FCC rulemakings with respect to interconnection agreements, access charge reform, price caps and universal service; (iv) the timing of presubscription for toll services; (v) future state regulatory actions in the Company's operating area; and (vi) the extent, timing and success of competition from others in the local telephone and toll service markets.

                        Bell Atlantic - Virginia, Inc.

                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           For background concerning the Company's contingent liabilities under the Plan of Reorganization governing the divestiture by AT&T Corp. (formerly American Telephone and Telegraph Company) of certain assets of the former Bell System operating companies with respect to private actions relating to pre-divestiture events, see Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


Item 6.    Exhibits and Reports on Form 8-K


           (a)  Exhibits:

                Exhibit Number

                27 Financial Data Schedule.


           (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 1997.

                        Bell Atlantic - Virginia, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                BELL ATLANTIC - VIRGINIA, INC.



Date:  May 9, 1997              By  /s/ William C. Tomlinson
                                   ----------------------------
                                        William C. Tomlinson
                                        Controller



       UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 8, 1997.