Form 10-Q
period 1997-06-30
BELL ATLANTIC VIRGINIA INC
filed 1997-08-08
CIK 19725

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------


    (Mark one)

       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1997

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
                            (Dollars in Thousands)


                                                                                     Three months ended        Six months ended
                                                                                          June 30,                 June 30,
                                                                                     -------------------   ------------------------

                                                                                      1997       1996         1997          1996
                                                                                     --------   --------   ----------    ----------


OPERATING REVENUES (including $254 from affiliates, $614 to
     affiliates, and $1,406 and $190 from affiliates).............................   $520,466   $517,856   $1,033,097    $1,076,433
                                                                                     --------   --------   ----------    ----------

OPERATING EXPENSES
     Employee costs, including benefits and taxes.................................     84,378     92,175      167,340       181,030
     Depreciation and amortization................................................    108,353    103,326      214,913       204,845
     Other (including $124,734, $124,013, $247,818 and $245,419 to affiliates)....    192,761    189,833      376,245       387,947
                                                                                     --------   --------   ----------    ----------
                                                                                      385,492    385,334      758,498       773,822
                                                                                     --------   --------   ----------    ----------

OPERATING INCOME..................................................................    134,974    132,522      274,599       302,611

OTHER INCOME AND EXPENSE, NET (including $82, $155, $121 and $356
     from affiliate)..............................................................        506         23         (829)         (930)


INTEREST EXPENSE (including $496, $403, $935 and $609 to affiliate)...............     16,219     14,416       32,359        30,345
                                                                                     --------   --------   ----------    ----------

Income Before Provision for Income Taxes and Cumulative Effect of
     Change in Accounting Principle...............................................    119,261    118,129      241,411       271,336
PROVISION FOR INCOME TAXES........................................................     44,088     45,282       90,932       103,543
                                                                                     --------   --------   ----------    ----------

Income Before Cumulative Effect of Change in Accounting Principle.................     75,173     72,847      150,479       167,793

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
     Directory Publishing, Net of Tax.............................................        ---        ---          ---        16,423
                                                                                     --------   --------   ----------    ----------

NET INCOME........................................................................   $ 75,173   $ 72,847   $  150,479    $  184,216
                                                                                     ========   ========   ==========    ==========


REINVESTED EARNINGS
     At beginning of period.......................................................   $225,680   $268,639   $  208,348    $  169,629
     Add:  net income.............................................................     75,173     72,847      150,479       184,216
                                                                                     --------   --------   ----------    ----------
                                                                                      300,853    341,486      358,827       353,845
     Deduct:  dividend............................................................    103,800    100,220      149,000       112,466
              other changes.......................................................        417        166       13,191           279
                                                                                     --------   --------   ----------    ----------
     At end of period.............................................................   $196,636   $241,100   $  196,636    $  241,100
                                                                                     ========   ========   ==========    ==========

                      See Notes to Financial Statements.

                        Bell Atlantic - Virginia, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                                    ASSETS
                                    ------

                                                    June 30,   December 31,
                                                      1997         1996
                                                   ----------  ------------

CURRENT ASSETS
Short-term investments...........................  $   23,322    $   32,651
Accounts receivable:
     Trade and other, net of allowances for
          uncollectibles of $28,408 and $30,778..     425,244       464,852
     Affiliates..................................      29,812        31,327
Material and supplies............................      14,217         9,927
Prepaid expenses.................................      17,699        45,188
Deferred income taxes............................         488           ---
Other............................................         357           323
                                                   ----------    ----------
                                                      511,139       584,268
                                                   ----------    ----------

PLANT, PROPERTY AND EQUIPMENT....................   5,785,393     5,636,757
Less accumulated depreciation....................   3,122,584     2,970,105
                                                   ----------    ----------
                                                    2,662,809     2,666,652
                                                   ----------    ----------

OTHER ASSETS.....................................      41,575        45,690
                                                   ----------    ----------

TOTAL ASSETS.....................................  $3,215,523    $3,296,610
                                                   ==========    ==========


                      See Notes to Financial Statements.

                        Bell Atlantic - Virginia, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                         June 30,     December 31,
                                                           1997           1996
                                                        ----------    ------------

CURRENT LIABILITIES
Debt maturing within one year:
     Note payable to affiliate......................    $   29,230      $   52,715
     Other..........................................         1,127             968
Accounts payable and accrued liabilities:
     Affiliates.....................................       197,196         229,768
     Other..........................................       309,504         313,438
Other liabilities...................................        64,162          68,301
                                                        ----------      ----------
                                                           601,219         665,190
                                                        ----------      ----------

LONG-TERM DEBT......................................       946,178         945,987
                                                        ----------      ----------

EMPLOYEE BENEFIT OBLIGATIONS........................       399,679         410,666
                                                        ----------      ----------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes...............................       112,670         108,012
Unamortized investment tax credits..................        18,748          20,405
Other...............................................        66,708          64,317
                                                        ----------      ----------
                                                           198,126         192,734
                                                        ----------      ----------
SHAREOWNER'S INVESTMENT
Common stock - one share, without par value,
     owned by parent................................       873,685         873,685
Reinvested earnings.................................       196,636         208,348
                                                        ----------      ----------
                                                         1,070,321       1,082,033
                                                        ----------      ----------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT.......    $3,215,523      $3,296,610
                                                        ==========      ==========


                      See Notes to Financial Statements.

                        Bell Atlantic - Virginia, Inc.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                             Six months ended
                                                                 June 30,
                                                           --------------------
                                                             1997        1996
                                                           ---------  ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES...............   $ 389,583  $ 282,456
                                                           ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments....................       9,329     (9,411)
Additions to plant, property and equipment..............    (219,860)  (168,547)
Other, net..............................................       8,775      8,754
                                                           ---------  ---------
Net cash used in investing activities...................    (201,756)  (169,204)
                                                           ---------  ---------


CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of capital lease obligations.......        (510)      (478)
Net change in note payable to affiliate.................     (23,485)    (2,873)
Dividends paid..........................................    (149,000)  (112,466)
Net change in outstanding checks drawn
     on controlled disbursement accounts................     (14,832)     2,565
                                                           ---------  ---------
Net cash used in financing activities...................    (187,827)  (113,252)
                                                           ---------  ---------

NET CHANGE IN CASH......................................         ---        ---


CASH, BEGINNING OF PERIOD...............................         ---        ---
                                                           ---------  ---------


CASH, END OF PERIOD.....................................   $     ---  $     ---
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

2.   DIVIDEND

     On August 1, 1997, the Company declared and paid a dividend in the amount of $103,800,000 to Bell Atlantic Corporation (Bell Atlantic).

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

     Revenues and direct expenses related to the Company's directory publishing activities transferred were approximately $97,800,000 and $45,500,000, respectively, for the six month period ended June 30, 1996. The Company does not separately identify indirect expenses attributable to the directory publishing activities, including expenses related to billing and data management and processing services, legal, external affairs, depreciation, interest expense and any corresponding tax expense.

4.   PROPOSED BELL ATLANTIC - NYNEX MERGER

     Bell Atlantic and NYNEX Corporation announced a proposed merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. At special meetings held in November 1996, stockholders of both companies approved the merger. The completion of the merger is subject to the Federal Communications Commission's approval, which is expected to be received shortly.

                        Bell Atlantic - Virginia, Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
---------------------

     The Company reported net income of $150,479,000 for the six month period ended June 30, 1997, compared to net income of $184,216,000 for the same period in 1996.

Transfer of Directory Publishing Activities
--------------------------------------------------------------------------------

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

     Revenues and direct expenses related to the Company's directory publishing activities transferred were approximately $97,800,000 and $45,500,000, respectively, for the six month period ended June 30, 1996. The Company does not separately identify indirect expenses attributable to the directory publishing activities, including expenses related to billing and data management and processing services, legal, external affairs, depreciation, interest expense and any corresponding tax expense.

     Effective January 1, 1997, revenues from directory publishing activities transferred are no longer earned, and the related expenses are no longer incurred, by the Company. Certain other revenues, primarily fees for non-publication of telephone numbers and multiple white page listings continue to be earned by the Company. Additionally, contracts between the Company and another affiliate of Bell Atlantic for billing and collection services related to the directory activities, use of directory listings, and rental charges have created new revenue sources for the Company.

Cumulative Effect of Change in Accounting - Directory Publishing
--------------------------------------------------------------------------------

     The Company changed its method of accounting for directory publishing revenues and expenses, effective January 1, 1996. The Company adopted the point-of-publication method, which requires directory revenues and expenses to be recognized upon publication rather than over the lives of the directories. The Company recorded an after-tax increase in income of $16,423,000 in the first quarter of 1996, representing the cumulative effect of this accounting change. Results of operations for the first three quarters of 1996 were restated to reflect the impact of this change.

--------------------------------------------------------------------------------

     Certain other items affecting the comparison of the Company's results of operations for the six month periods ended June 30, 1997 and 1996 are discussed in the following sections. This Management's Discussion and Analysis should also be read in conjunction with the Company's 1996 Annual Report on Form 10-K.

                        Bell Atlantic - Virginia, Inc.


OPERATING REVENUES
------------------
(Dollars in Thousands)

Six Month Period Ended June 30                             1997             1996
--------------------------------------------------------------------------------
Transport services
    Local service..........................          $  462,799       $  435,349
    Network access.........................             318,410          300,950
    Toll service...........................              37,554           47,749
Ancillary services
    Directory publishing...................               6,031          103,089
    Other..................................              45,626           47,220
Value-added services.......................             162,677          142,076
                                                     ----------       ----------
Total......................................          $1,033,097       $1,076,433
                                                     ==========       ==========


TRANSPORT SERVICES OPERATING STATISTICS
---------------------------------------
                                                                     Percentage
                                                                      Increase
                                               1997        1996      (Decrease)
-------------------------------------------------------------------------------

At June 30
----------
  Access Lines in Service (in thousands)*
    Residence..............................  2,020        1,939            4.2%
    Business...............................  1,208        1,145            5.5
    Public.................................     42           41            2.4
                                            ------       ------
                                             3,270        3,125            4.6
                                            ======       ======

Six Month Period Ended June 30
------------------------------
  Access Minutes of Use (in millions)
    Interstate.............................  5,933        5,517            7.5
    Intrastate.............................  1,528        1,486            2.8
                                            ------       ------
                                             7,461        7,003            6.5
                                            ======       ======

  Toll Messages (in thousands)
    Intrastate............................. 41,520       52,579          (21.0)
    Interstate.............................  7,720        7,068            9.2
                                            ------       ------
                                            49,240       59,647          (17.4)
                                            ======       ======

  * 1996 reflects a restatement of access lines in service


LOCAL SERVICE REVENUES

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Six Months              $27,450             6.3%
--------------------------------------------------------------------------------

     Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone (pay phone) services.

     Higher usage of the Company's network facilities was the primary reason for the increase in local service revenues in the first six months of 1997. This growth was generated by an increase in access lines in service of 4.6% from June 30, 1996. This access line growth reflects higher demand for Centrex services and an increase in second residential lines. Higher revenues from private line and switched data services and stronger business message volumes also contributed to the revenue growth in 1997. These revenue increases were partially offset by the impact of a favorable settlement of issues in June 1996 related to a review of

                        Bell Atlantic - Virginia, Inc.

the Company's financial results by the Virginia State Corporation Commission
(SCC). See "Factors That May Impact Future Results -Other State Regulatory Matters" on page 14 for a brief discussion of this issue.

     For a discussion of the Telecommunications Act of 1996, which will open the local exchange market to competition, see "Factors That May Impact Future Results" beginning on page 12.


NETWORK ACCESS REVENUES

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Six Months              $17,460             5.8%
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

     Network access revenues increased in the first six months of 1997 principally due to higher customer demand as reflected by growth in access minutes of use of 6.5% from June 30, 1996. Volume growth was boosted by the expansion of the business market, particularly for high capacity services. Higher end-user revenues attributable to an increase in access lines in service also contributed to revenue growth in 1997. This volume-related growth was partially offset by net price reductions, principally for switched access services. Reported growth in access minutes of use and revenues was negatively affected by increased calling volumes during the first quarter of 1996 caused by severe winter storms.

     Effective July 1, 1997, the Company implemented price decreases of approximately $39,500,000 on an annual basis for interstate services, in connection with the Federal Communications Commission's (FCC) price cap plan. It is expected that these price decreases will be partially offset by volume increases. For a further discussion of FCC rulemakings concerning price caps, access charges and universal service, see "Factors That May Impact Future Results - Recent Developments - FCC Orders" beginning on page 12.


TOLL SERVICE REVENUES

     1997-1996                     (Decrease)
--------------------------------------------------------------------------------
     Six Months             $(10,195)          (21.4)%
--------------------------------------------------------------------------------

     Toll service revenues are earned primarily from calls made outside a customer's local calling area, but within the same service area of the Company, referred to as a Local Access and Transport Area (LATA). Other toll services include 800 services and Wide Area Telephone Service (WATS).

     The decrease in toll service revenues was principally due to the effects of extended local calling areas. Toll message volumes, which declined by 17.4%, were negatively impacted by the extension of local calling areas, as well as the effect of storm-driven usage experienced in the first quarter of 1996. The impact of increased competition for intraLATA toll, WATS and private line services also contributed to the reduction in toll service revenues and toll message volumes in 1997.

     The Company believes that competition for toll services will continue to negatively impact future revenue trends. See "Factors That May Impact Future Results - Competition - IntraLATA Toll Services" on pages 13 and 14 for a further discussion of toll service revenue issues.

                        Bell Atlantic - Virginia, Inc.

DIRECTORY PUBLISHING REVENUES

     1997-1996                        (Decrease)
--------------------------------------------------------------------------------
     Six Months              $(97,058)         (94.1)%
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

     The decrease in directory publishing revenues in the first six months of 1997 was principally due to the transfer of directory publishing activities.


OTHER ANCILLARY SERVICES REVENUES

     1997-1996                        (Decrease)
--------------------------------------------------------------------------------
     Six Months              $(1,594)           (3.4)%
--------------------------------------------------------------------------------

     The Company provides other ancillary services which include billing and collection services for long distance carriers, facilities rental services for affiliates and non-affiliates, and sales of materials and supplies to affiliates.

     Other ancillary services revenues decreased due to lower sales of materials and supplies to affiliates and lower facilities rental revenues from other local exchange carriers. These decreases were partially offset by higher facilities rental revenues from affiliates.


VALUE-ADDED SERVICES REVENUES

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Six Months              $20,601            14.5%
--------------------------------------------------------------------------------

     Value-added services are a family of services which expand the utilization of the network. These services include products such as voice messaging services, Caller ID, Call Waiting, and Return Call, as well as more mature products and customer premises wiring and maintenance services.

     Value-added services revenues were higher in the first six months of 1997 principally as a result of an increase in federal government contract billing for customer premises services. Revenue growth from value-added services is also a result of increased marketing and promotional efforts which have stimulated customer demand and usage. Demand for these services also has been fueled by the introduction of new and enhanced optional features.

                        Bell Atlantic - Virginia, Inc.


OPERATING EXPENSES
------------------
(Dollars in Thousands)

Six Month Period Ended June 30                              1997            1996
--------------------------------------------------------------------------------
Employee costs, including benefits and taxes..            $167,340      $181,030
Depreciation and amortization.................             214,913       204,845
Other operating expenses......................             376,245       387,947
                                                          --------      --------
Total.........................................            $758,498      $773,822
                                                          ========      ========

EMPLOYEE COSTS

     1997-1996                        (Decrease)
--------------------------------------------------------------------------------
     Six Months              $(13,690)           (7.6)%
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

     The decrease in employee costs was primarily due to lower benefit costs. The reduction in benefit costs was caused by a number of factors, including an increase in the discount rate used to develop pension and postretirement benefit costs, favorable pension plan asset returns and lower than expected medical claims. The Company expects the lower level of benefit costs to continue through the third quarter of 1997. A decline in the level of employee costs incurred for repair and maintenance activity also contributed to the expense reduction in 1997. This decline was partially due to the impact of the severe weather experienced in the first quarter of 1996 which caused a higher level of costs to be expensed during that period. These cost reductions were partially offset by annual salary and wage increases, and by higher overtime pay and the effect of higher work force levels principally as a result of higher business volumes.


DEPRECIATION AND AMORTIZATION

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Six Months              $10,068              4.9%
--------------------------------------------------------------------------------

     The Company uses the composite group remaining life method to depreciate plant assets. Under this method, the Company periodically revises depreciation rates based on a number of factors. The composite depreciation rate was 7.69% for the six month period ended June 30, 1997 compared to 7.74% for the same period in 1996.

     Depreciation and amortization increased in the first six months of 1997 principally due to growth in depreciable telephone plant. This increase was slightly offset by the effect of lower rates of depreciation and amortization.


OTHER OPERATING EXPENSES

     1997-1996                        (Decrease)
--------------------------------------------------------------------------------
     Six Months              $(11,702)           (3.0)%
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

     The decrease in other operating expenses was largely attributable to the transfer of directory publishing activities. This decrease was partially offset by higher costs for materials and contract services.

                        Bell Atlantic - Virginia, Inc.

OTHER INCOME AND EXPENSE, NET

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Six Months                          $101
--------------------------------------------------------------------------------

     The change in other income and expense, net, was attributable to additional interest income primarily resulting from the purchase of short-term investments in December 1996 to prefund a trust for the payment of certain employee benefits. This change was partially offset by higher nonoperating costs and the effect of a gain on the disposition of certain property recognized in the first half of 1996.


INTEREST EXPENSE

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Six Months              $2,014              6.6%
--------------------------------------------------------------------------------

     Interest expense increased principally due to the effect of a favorable settlement of certain issues related to a review of the Company's financial results by the SCC. In December 1995, the Company recognized interest costs associated with a revenue refund in connection with this review. As a result of the settlement, a portion of these costs was reversed in June 1996. See "Factors That May Impact Future Results - Other State Regulatory Matters" on page 14 for a brief discussion of this issue.


EFFECTIVE INCOME TAX RATES

     Six Months Ended June 30
--------------------------------------------------------------------------------
     1997                               37.7%
--------------------------------------------------------------------------------
     1996                               38.2%
--------------------------------------------------------------------------------

     The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and cumulative effect of change in accounting principle. The Company's effective income tax rate was lower in the first six months of 1997 principally due to the effect of prior period adjustments recorded in 1996.


FINANCIAL CONDITION
-------------------

     The Company uses the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and pay dividends. While current liabilities exceeded current assets at both June 30, 1997 and December 31, 1996, the Company's sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with an affiliate, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional debt may be needed to fund development activities or to maintain the Company's capital structure to ensure financial flexibility.

     As of June 30, 1997, the Company had $170,770,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $100,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

     The Company's debt ratio was 47.7% as of June 30, 1997, compared to 47.3% as of June 30, 1996 and 48.0% as of December 31, 1996.

     On August 1, 1997, the Company declared and paid a dividend in the amount of $103,800,000 to Bell Atlantic.

                        Bell Atlantic - Virginia, Inc.

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

     A U.S. Court of Appeals recently found that the FCC unlawfully attempted to preempt state authority in implementing key provisions of the Act. It also found that several particularly objectionable provisions of the FCC's rules were inconsistent with the statutory requirements. In particular, it affirmed that states have exclusive jurisdiction over the pricing of interconnection elements and that the FCC could not lawfully allow competitors to "pick and choose" isolated terms out of negotiated interconnection agreements. This decision should not delay the advent of local competition, since, under the previous stay of the FCC's rules, a number of interconnection agreements have been concluded and the SCC has proceeded to address pricing and other standards for local interconnection.

     Pursuant to the Act, the Company filed its "Statement of Generally Available Terms and Conditions for Interconnection, Unbundled Network Elements, Ancillary Services and Resale of Telecommunications Services" with the SCC. This filing is still under review by the SCC.

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

Recent Developments - FCC Orders

     On May 7, 1997, the FCC adopted orders to reform the interstate access charge system, to modify its price cap system and to implement the "universal service" requirements of the Act. While there are additional decisions pending on Universal Service and Access Reform, based on the decisions to date the Company does not believe that these proceedings will result in a material adverse impact on its results of operations or financial condition.

     Access Charges

     Access charges are the rates long distance carriers pay for use and availability of the Company's facilities for the origination and termination of interstate interLATA service. On May 7, 1997, the FCC adopted changes to the tariff structures it has prescribed for such charges in order to permit the Company to recover its costs through rates which reflect the manner in which those costs are incurred. As of January 1, 1998, the FCC will require, in general, that interstate costs of the Company which do not vary based on usage be recovered from long distance carriers through flat rate charges, and those interstate costs that do vary based on usage be recovered from long distance carriers through usage-based rates. In addition, the FCC will require establishment of separate usage-based charges for originating and for terminating interstate interLATA traffic.

                        Bell Atlantic - Virginia, Inc.

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

     Price Caps

     The FCC also adopted modifications to its price cap rules that affect access rate levels. Under the FCC's price cap rules, the Company's price cap index is adjusted annually by an inflation index (GDP-PI) less a fixed percentage intended to reflect increases in productivity (Productivity Factor). In the prior year, the Company's Productivity Factor was 5.3%. Effective July 1, 1997, the FCC created a single Productivity Factor for all price cap companies of 6.5%, and eliminated requirements to share a portion of future interstate earnings. The FCC required that rates be set as if the higher Productivity Factor had been in effect since July 1996. Any local exchange company that earns a rate of return on its interstate services of less than 10.25% in any calendar year will be permitted to increase its interstate rates in the following year. The FCC also ordered elimination of recovery for amortized costs associated with reconfiguration of the Company's network to provide equal access to facilities for all long distance carriers.

     On June 30, 1997, Bell Atlantic made its Annual Access Tariff Filing of Interstate Rates, which became effective on July 1, 1997. The rates included in the filing resulted in annual price decreases for the Company totaling approximately $39,500,000, of which $9,300,000 is a result of one-time adjustments which will only be in effect until July 1998.

     The FCC is expected to adopt an order later this year to address the conditions under which the FCC would relax or remove existing access rate structure requirements and price cap restrictions as increased local market competition develops. The Company is unable to predict the results of this further proceeding.

     Universal Service

     The FCC also adopted rules designed to preserve "universal service" by ensuring that a basket of designated services are widely available and affordable to all customers, including low-income customers and customers in areas that are expensive to serve. The FCC's universal service support will approximate $1.5 billion for high cost areas pending completion of further FCC proceedings. By the third quarter of 1998, the FCC, in conjunction with the Federal-State Joint Board on Universal Service, will determine the methodology for determining high cost areas for non-rural carriers, the proper amount of federal universal service support for high cost areas, and how to assess the appropriate level of federal financial support required to continue to ensure affordable local telephone service. Any new high cost universal service support mechanism will become effective January 1, 1999.

     The FCC also adopted rules to implement the Act's requirements to provide discounted telecommunications services to schools and libraries, beginning January 1, 1998, and to ensure that not-for-profit rural health care providers have access to such services at rates comparable to those charged their urban counterparts.

     All telecommunications carriers will be required to contribute funding for these universal service programs. The federal universal service funding needs as of January 1, 1998 will require the Company to contribute approximately 1% to 2% of its revenues for high cost and low income subsidies. The Company will also be contributing about 5% for schools, libraries and not-for-profit health care. The Company will, however, be afforded the opportunity to recover its universal service contributions through higher interstate charges to long distance carriers and end users.

Competition

     IntraLATA Toll Services

     IntraLATA toll services are calls that originate and terminate within the same LATA, but cover a greater distance than a local call. These services are generally regulated by the SCC rather than federal authorities. The SCC permits other carriers to offer intrastate intraLATA toll services in the Company's jurisdiction.

                        Bell Atlantic - Virginia, Inc.

     Currently, intraLATA toll calls are completed by the Company unless the customer dials a code to access a competing carrier. This dialing method would be changed by "presubscription," which would enable customers to make these toll calls using another carrier without having to dial an access code.

     The Act addressed the issue of presubscription by prohibiting a state from requiring presubscription or "dialing parity" until the earlier of such time as an operating telephone company is authorized to provide long distance services originating in the state or three years from the effective date of the Act. This prohibition does not apply to a final order requiring presubscription that was issued on or prior to December 19, 1995 or to states consisting of a single LATA.

     In Virginia, the SCC issued an order on July 24, 1995 denying intraLATA toll presubscription. The Company expects to offer intraLATA presubscription coincident with Bell Atlantic's offering of long distance services within the state, as required by the Act. Bell Atlantic expects to petition the FCC for permission to enter the in-region long distance market in one or more states in its jurisdiction in 1997. Bell Atlantic is unable to predict when it will receive such permission. The adverse impact on toll service revenues is expected to be partially offset by an increase in intraLATA access revenues.

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


OTHER MATTERS
-------------

     Proposed Bell Atlantic - NYNEX Merger

     Bell Atlantic and NYNEX Corporation (NYNEX) announced a proposed merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. At special meetings held in November 1996, stockholders of both companies approved the merger. The completion of the merger is subject to the FCC's approval, which is expected to be received shortly. In connection with the FCC's review of the proposed merger, Bell Atlantic and NYNEX submitted a list of commitments they will follow to assure competition in their local exchange markets. The Company does not expect these commitments to have a material impact on its results of operations or financial condition.

     As a result of the merger, Bell Atlantic will incur special transition and integration costs in connection with completing the transaction and integrating the operations of Bell Atlantic and NYNEX. It is anticipated that the Company will bear a portion of the transition and integration costs.

                        Bell Atlantic - Virginia, Inc.

     Bell Atlantic also expects to recognize recurring expense savings following completion of the merger as a result of consolidating operating systems and other administrative functions and reducing management positions. It is anticipated that the Company will recognize a portion of these savings.

     Cautionary Statement Concerning Forward-Looking Statements

     Information contained above with respect to the expected financial impact of the proposed merger, and other statements in this Management's Discussion and Analysis regarding expected future events and financial results, are forward-looking and subject to risks and uncertainties. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

     The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: (i) materially adverse changes in economic conditions in the markets served by the Company; (ii) a significant further delay in the expected closing of the merger; (iii) the final outcome of FCC rulemakings with respect to interconnection agreements, access charge reform and universal service; (iv) the timing of presubscription for toll services; (v) future state regulatory actions in the Company's operating area; and (vi) the extent, timing and success of competition from others in the local telephone and toll service markets.

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


Item 6.    Exhibits and Reports on Form 8-K


           (a)  Exhibits:

                Exhibit Number

                27 Financial Data Schedule.


           (b) There were no Current Reports on Form 8-K filed during the quarter ended June 30, 1997.

                        Bell Atlantic - Virginia, Inc.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                BELL ATLANTIC - VIRGINIA, INC.



Date:  August 8, 1997           By  /s/ Edwin F. Hall
                                   ---------------------------
                                        Edwin F. Hall
                                        Controller



     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 5, 1997.