Form 10-Q
period 1998-06-30
BELL ATLANTIC VIRGINIA INC
filed 1998-08-13
CIK 19725

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------



(Mark one)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    [X]             OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     ------

                        Bell Atlantic - Virginia, Inc.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

             CONDENSED STATEMENTS OF INCOME AND REINVESTED EARNINGS
                                  (Unaudited)
                             (Dollars in Millions)


                                                                Three months ended      Six months ended
                                                                     June 30,               June 30,
                                                              ----------------------  --------------------
                                                                 1998        1997       1998       1997
                                                              ----------  ----------  ---------  ---------
OPERATING REVENUES (including $3.5, $1.0,
   $5.8 and $2.6 from affiliates)...........................  $    542.0  $    520.5  $ 1,072.8  $ 1,033.1
                                                              ----------  ----------  ---------  ---------

OPERATING EXPENSES
     Employee costs, including benefits and taxes...........        83.5        84.3      168.0      167.3
     Depreciation and amortization..........................       110.1       108.3      218.6      214.9
     Taxes other than income................................        14.3        14.0       28.9       28.6
     Other (including $132.7, $125.0,
       $251.9 and $248.2 to affiliates).....................       194.7       179.5      370.9      349.7
                                                              ----------  ----------  ---------  ---------
                                                                   402.6       386.1      786.4      760.5
                                                              ----------  ----------  ---------  ---------

OPERATING INCOME............................................       139.4       134.4      286.4      272.6

OTHER INCOME, NET...........................................         3.3         1.0        3.6        1.1

INTEREST EXPENSE (including $1.9, $.5,
     $2.9 and $.9 to affiliate).............................        16.1        16.2       32.2       32.3
                                                              ----------  ----------  ---------  ---------

Income Before Provision for Income Taxes....................       126.6       119.2      257.8      241.4

PROVISION FOR INCOME TAXES..................................        49.4        44.0       99.8       90.9
                                                              ----------  ----------  ---------  ---------

NET INCOME..................................................  $     77.2  $     75.2  $   158.0  $   150.5
                                                              ==========  ==========  =========  =========


REINVESTED EARNINGS
     At beginning of period.................................  $    220.8  $    222.1  $   140.0  $   204.8
     Add:  net income.......................................        77.2        75.2      158.0      150.5
                                                              ----------  ----------  ---------  ---------
                                                                   298.0       297.3      298.0      355.3
     Deduct:  dividends.....................................        73.5       103.8       73.5      149.0
              other changes.................................         ---          .4        ---       13.2
                                                              ----------  ----------  ---------  ---------
     At end of period.......................................  $    224.5  $    193.1  $   224.5  $   193.1
                                                              ==========  ==========  =========  =========


                  See Notes to Condensed Financial Statements.

                        Bell Atlantic - Virginia, Inc.

                           CONDENSED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                                     ASSETS
                                     ------

                                                      June 30,      December 31,
                                                        1998            1997
                                                     ----------     ------------

CURRENT ASSETS
Short-term investments..............................  $   18.0         $   26.0
Accounts receivable:
     Trade and other, net of allowances for
          uncollectibles of $32.1 and $27.6.........     443.4            436.5
     Affiliates.....................................      28.7             29.6
Material and supplies...............................       8.7             15.5
Prepaid expenses....................................      15.6              8.9
Deferred income taxes...............................       ---              3.4
Other...............................................        .2               .2
                                                      --------         --------
                                                         514.6            520.1
                                                      --------         --------

PLANT, PROPERTY AND EQUIPMENT.......................   6,223.8          5,957.0
Less accumulated depreciation.......................   3,418.2          3,265.8
                                                      --------         --------
                                                       2,805.6          2,691.2
                                                      --------         --------

OTHER ASSETS........................................      52.9             70.5
                                                      --------         --------

TOTAL ASSETS........................................  $3,373.1         $3,281.8
                                                      ========         ========

                  See Notes to Condensed Financial Statements.

                        Bell Atlantic - Virginia, Inc.

                           CONDENSED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                         June 30,   December 31,
                                                           1998         1997
                                                        ----------  ------------

CURRENT LIABILITIES
Debt maturing within one year:
     Note payable to affiliate.........................   $  171.0      $  110.7
     Other.............................................        1.3           1.3
Accounts payable and accrued liabilities:
     Affiliates........................................      212.7         226.1
     Other.............................................      318.2         343.8
Other liabilities......................................       65.4          61.8
                                                          --------      --------
                                                             768.6         743.7
                                                          --------      --------

LONG-TERM DEBT.........................................      945.1         945.7
                                                          --------      --------

EMPLOYEE BENEFIT OBLIGATIONS...........................      364.9         384.0
                                                          --------      --------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes..................................      124.5         107.9
Unamortized investment tax credits.....................       15.8          17.1
Other..................................................       56.0          69.7
                                                          --------      --------
                                                             196.3         194.7
                                                          --------      --------
SHAREOWNER'S INVESTMENT
Common stock - one share, without par value, owned by
   parent..............................................      873.7         873.7
Reinvested earnings....................................      224.5         140.0
                                                          --------      --------
                                                           1,098.2       1,013.7
                                                          --------      --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..........   $3,373.1      $3,281.8
                                                          ========      ========

                  See Notes to Condensed Financial Statements.

                        Bell Atlantic - Virginia, Inc.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Millions)



                                                          Six months ended
                                                               June 30,
                                                      -------------------------
                                                        1998             1997
                                                      --------         --------

NET CASH PROVIDED BY OPERATING ACTIVITIES..........   $  348.6         $  389.6
                                                      --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments...............        8.0              9.3
Additions to plant, property and equipment.........     (338.5)          (219.9)
Other, net.........................................        5.5              8.8
                                                      --------         --------
Net cash used in investing activities..............     (325.0)          (201.8)
                                                      --------         --------


CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of capital lease obligations..        (.6)             (.5)
Net change in note payable to affiliate............       60.3            (23.5)
Dividends paid.....................................      (73.5)          (149.0)
Net change in outstanding checks drawn
     on controlled disbursement accounts...........       (9.8)           (14.8)
                                                      --------         --------
Net cash used in financing activities..............      (23.6)          (187.8)
                                                      --------         --------

NET CHANGE IN CASH.................................        ---              ---


CASH, BEGINNING OF PERIOD..........................        ---              ---
                                                      --------         --------


CASH, END OF PERIOD................................   $    ---         $    ---
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

2. Dividend

   On August 3, 1998, the Company declared and paid a dividend in the amount of $73.5 million to Bell Atlantic.

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

4. Recent Accounting Pronouncement

Costs of Computer Software

   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," (SOP 98-1). SOP 98-1 provides, among other things, guidance for determining whether computer software is for internal use and when the cost related to such software should be expensed as incurred or capitalized and amortized. SOP 98-1 is required to be adopted no later than January 1, 1999.

   The Company currently capitalizes initial right-to-use fees for central office switching equipment, including initial operating system and initial application software costs. For noncentral office equipment, only the initial operating system software is capitalized. Subsequent additions, modifications, or upgrades of initial software programs, whether operating or application packages, are expensed as incurred. The Company is currently evaluating the provisions of SOP 98-1 and has not yet quantified the effect at this time. The adoption of SOP 98-1 is expected to result in an increase in earnings in the year of adoption due to the prospective capitalization of costs which were previously expensed.

5. Proposed Bell Atlantic - GTE Merger

   Bell Atlantic and GTE Corporation (GTE) have announced a proposed merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock that they own. Bell Atlantic shareholders will continue to own their existing shares after the merger.

   It is expected that the merger will qualify as a "pooling of interests," which means for accounting and financial reporting purposes the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including certain regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and GTE. The companies expect to close the merger in the second half of 1999.

                        Bell Atlantic - Virginia, Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

   This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.


RESULTS OF OPERATIONS
---------------------

   The Company reported net income of $158.0 million for the six month period ended June 30, 1998, compared to net income of $150.5 million for the same period in 1997.

   Items affecting the comparison of the Company's results of operations for the six month periods ended June 30, 1998 and 1997 are discussed in the following sections. This Management's Discussion and Analysis should also be read in conjunction with the Company's 1997 Annual Report on Form 10-K.


OPERATING REVENUE STATISTICS
----------------------------

                                                  1998      1997   % Change
--------------------------------------------------------------------------------

At June 30
----------
  Access Lines in Service (in thousands)*
     Residence.............................      2,120     2,021     4.9%
     Business..............................      1,326     1,258     5.4
     Public................................         42        42     ---
                                                 -----     -----
                                                 3,488     3,321     5.0
                                                 =====     =====

Six Month Period Ended June 30
------------------------------
  Access Minutes of Use (in millions)......      8,056     7,461     8.0
                                                 =====     =====

* 1997 reflects a restatement of access lines in service to include Primary Rate ISDN (Integrated Services Digital Network) channels to conform with the 1998 presentation.


OPERATING REVENUES
------------------
(Dollars in Millions)

Six Month Period Ended June 30                    1998      1997
--------------------------------------------------------------------------------

Local services.............................   $  584.8  $  560.0
Network access services....................      333.3     318.4
Long distance services.....................       34.9      37.6
Ancillary services.........................      113.6     111.1
Directory and information services.........        6.2       6.0
                                              --------  --------
Total......................................   $1,072.8  $1,033.1
                                              ========  ========

                        Bell Atlantic - Virginia, Inc.

LOCAL SERVICES REVENUES

   1998 - 1997                           Increase
--------------------------------------------------------------------------------
   Six Months                       $24.8        4.4%
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

   Higher usage of the Company's network facilities was the primary reason for the increase in local services revenues in the first half of 1998. This growth was generated by an increase in access lines in service of 5.0% from June 30, 1997. Access line growth reflects primarily higher demand for Centrex services and an increase in additional residential lines. Higher revenues from private line and switched data services also contributed to the revenue growth in 1998.

   The Company also recognized higher revenues from public telephone and value-added services. Value-added services revenues grew principally due to higher customer demand and usage, while price increases for usage of the Company's pay phones and the implementation of new charges to carriers resulting from pay phone deregulation in April 1997 were the principal reasons for the improvement in public telephone services revenues. Revenue growth was partially offset by the effect of rate reductions on certain local services.


NETWORK ACCESS SERVICES REVENUES

   1998 - 1997                           Increase
--------------------------------------------------------------------------------
   Six Months                       $14.9        4.7%
--------------------------------------------------------------------------------

   Network access services revenues are earned from carriers for their use of the Company's local exchange facilities in providing usage services to their customers. In addition, end-user subscribers pay flat rate access fees to connect to the Company's network.

   Network access services revenues grew in the first six months of 1998 primarily as a result of higher customer demand as reflected by growth in access minutes of use of 8.0% from June 30, 1997. Volume growth was boosted by the expansion of the business market, particularly for high-capacity services. Demand for special access services grew as Internet service providers and other high-capacity users increased their utilization of the Company's network. Network access revenues were also higher due to the effect of recording amounts received from other local exchange carriers for terminating calls on the Company's network in Network Access Services Revenues, beginning in 1998. In 1997, these amounts were recorded in Ancillary Services Revenues. In addition, higher end-user revenues attributable to an increase in access lines in service contributed to revenue growth in 1998. These increases were partially offset by net price reductions mandated by a federal price cap plan.

   Effective July 1, 1998, the Company implemented price decreases of approximately $8 million on an annual basis for interstate services, in connection with the Federal Communications Commission's (FCC) Price Cap Plan. The rates included in this 1998 filing will be in effect through June 1999. The July 1, 1998 rates include amounts necessary to recover the Company's contribution to the FCC's new universal service fund. The FCC has created a multi-billion dollar interstate fund to link schools and libraries to the Internet and to subsidize low-income consumers and rural health care providers. Under the FCC's rules, all providers of interstate telecommunications services must contribute to the fund. The Company's contributions to the universal service fund are included in Other Operating Expenses.

                        Bell Atlantic - Virginia, Inc.

LONG DISTANCE SERVICES REVENUES

   1998 - 1997                         (Decrease)
--------------------------------------------------------------------------------
   Six Months                     $(2.7)         (7.2)%
--------------------------------------------------------------------------------

   Long distance services revenues are earned primarily from calls made outside a customer's local calling area, but within the same service area of the Company (intraLATA toll). Other long distance services that the Company provides include 800 services and Wide Area Telephone Service (WATS).

   Long distance services revenues declined in the first half of 1998 primarily due to lower revenues related to the continued expansion of local calling areas in 1998 and the effects of increased competition for intraLATA toll, WATS and private line services.


ANCILLARY SERVICES REVENUES

   1998 - 1997                          Increase
--------------------------------------------------------------------------------
   Six Months                     $2.5            2.3%
--------------------------------------------------------------------------------

   The Company provides ancillary services which include billing and collection services provided to long distance carriers and affiliates, customer premises equipment (CPE) services, facilities rental services for affiliates and nonaffiliates, usage of separately priced (unbundled) components of its network, sales of materials and supplies to affiliates and voice messaging services.

   Ancillary services revenues increased in the first six months of 1998 principally due to higher revenues resulting from increased demand by long distance carriers and affiliates for billing and collection services and increased market penetration for voice messaging services, principally Home Voice Mail.

   These increases were partially offset by the effect of recording amounts received from other local exchange carriers for terminating calls on the Company's network in Network Access Services Revenues, beginning in 1998. In 1997, these amounts were recorded in Ancillary Services Revenues.


DIRECTORY AND INFORMATION SERVICES REVENUES

   1998 - 1997                          Increase
--------------------------------------------------------------------------------
   Six Months                     $.2             3.3%
--------------------------------------------------------------------------------

   Directory and information services revenues are earned primarily from fees for nonpublication of telephone numbers and multiple white page listings, and from a contract with an affiliate for usage of the Company's directory listings.

   Higher fees received from an affiliate for use of the Company's directory listings was the principal reason for the increase in directory and information services revenues in 1998.

                        Bell Atlantic - Virginia, Inc.

OPERATING EXPENSES
------------------
(Dollars in Millions)

Six Month Period Ended June 30                    1998           1997
--------------------------------------------------------------------------------

Employee costs, including benefits and taxes..  $168.0         $167.3
Depreciation and amortization.................   218.6          214.9
Taxes other than income.......................    28.9           28.6
Other operating expenses......................   370.9          349.7
                                                ------         ------
Total.........................................  $786.4         $760.5
                                                ======         ======

EMPLOYEE COSTS

   1998 - 1997                          Increase
--------------------------------------------------------------------------------
   Six Months                     $.7             .4%
--------------------------------------------------------------------------------

   Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by the Company. Similar costs incurred by employees of Bell Atlantic Network Services, Inc. (NSI), who provide centralized services on a contractual basis, are allocated to the Company and are included in Other Operating Expenses.

   The increase in employee costs was caused by a combination of annual salary and wage increases for management and associate employees, the effect of higher work force levels and an increase in overtime pay. These increases were substantially offset by lower pension and benefit costs. The reduction in pension and benefit costs was caused by a number of factors, including changes in actuarial assumptions, favorable pension plan investment returns and lower than expected medical claims.

   Associate employee wages and pension and other benefits are determined under a contract with the union representing associate employees of the Company. On August 11, 1998, the Company and the Communications Workers of America (CWA) reached a tentative agreement on a new 2-year contract. The contract provides for wage increases of up to 3.8 percent effective August 9, 1998, and up to 4 percent effective August 8, 1999. Pensions will increase by 11 percent. Union-represented employees are eligible for standard cash awards of $400 for 1998 and $500 for 1999, which can be increased or decreased based on financial and customer care performance results. The new contract also includes other benefit improvements and certain employment security provisions.

   The labor agreement with the CWA is subject to ratification by the union membership, which is expected within the next 30 days.

DEPRECIATION AND AMORTIZATION

   1998 - 1997                         Increase
--------------------------------------------------------------------------------
   Six Months                     $3.7           1.7%
--------------------------------------------------------------------------------

   Depreciation and amortization expense increased in the first six months of 1998 over the same period in 1997 principally as a result of growth in depreciable telephone plant. This expense increase was substantially offset by the effect of lower rates of depreciation and amortization.


TAXES OTHER THAN INCOME

   1998 - 1997                         Increase
--------------------------------------------------------------------------------
   Six Months                     $.3            1.0%
--------------------------------------------------------------------------------

   Taxes other than income consist principally of taxes for gross receipts, property, capital stock and business licenses.

   The increase in taxes other than income was primarily due to higher gross receipts tax resulting from an increase in the revenue tax base and an increase in the surcharge for Telephone Relay Service resulting from the inclusion of additional revenue subject to the surcharge. These increases were substantially offset by lower assessments for property taxes.

                        Bell Atlantic - Virginia, Inc.

OTHER OPERATING EXPENSES

   1998 - 1997                          Increase
--------------------------------------------------------------------------------
   Six Months                     $21.2          6.1%
--------------------------------------------------------------------------------

   Other operating expenses consist of contract services including centralized services expenses allocated from NSI, rent, network software costs, the provision for uncollectible accounts receivable, and other costs.

   The increase in other operating expenses was largely attributable to the Company's contribution to the federal universal service fund, as described earlier, and higher costs for network software purchases and materials. An increase in the provision for uncollectible accounts receivable associated with the Company's billing and collection services, higher interconnection charges for terminating calls on the networks of competitive local exchange and other carriers, and higher centralized services expenses allocated from NSI also contributed to the increase in other operating expense, but to a lesser degree. The rise in centralized services expenses was primarily caused by transition and integration costs allocated to the Company in connection with the merger of Bell Atlantic and NYNEX Corporation, partially offset by lower pension and benefit costs incurred by NSI.

   These increases were partially offset by lower costs for contract services due, in part, to the disposition of Bell Atlantic's ownership interest in Bell Communications Research Inc. (Bellcore) in November 1997. The Company continues to contract with Bellcore for technical and support services, but to a lesser extent.


OTHER INCOME, NET

   1998 - 1997                         Increase
--------------------------------------------------------------------------------
   Six Months                     $2.5         227.3%
--------------------------------------------------------------------------------

   The change in other income, net, was attributable to the recognition of interest income in connection with the settlement of tax-related matters.


INTEREST EXPENSE

   1998 - 1997                         (Decrease)
--------------------------------------------------------------------------------
   Six Months                     $(.1)          (.3)%
--------------------------------------------------------------------------------

   Interest expense decreased in the first six months of 1998 primarily as a result of higher capitalized interest costs resulting from higher levels of average telephone plant under construction. A reduction in interest costs associated with capitalized leases also contributed to the decrease, but to a lesser extent. These decreases were substantially offset by additional expense resulting from higher levels of average short-term debt.


EFFECTIVE INCOME TAX RATES

   Six Months Ended June 30
--------------------------------------------------------------------------------
   1998                                   38.7%
--------------------------------------------------------------------------------
   1997                                   37.7%
--------------------------------------------------------------------------------

   The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. The Company's effective income tax rate was higher in the first six months of 1998 principally due to higher tax credits recorded in 1997.

                        Bell Atlantic - Virginia, Inc.

FINANCIAL CONDITION
-------------------

   The Company uses the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and to pay dividends. While current liabilities exceeded current assets at both June 30, 1998 and 1997 and December 31, 1997, the Company's sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with an affiliate, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities or to maintain the Company's capital structure to ensure financial flexibility.

   As of June 30, 1998, the Company had $29.0 million of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $100.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

   The Company's debt ratio was 50.4% as of June 30, 1998, compared to 47.8% as of June 30, 1997 and 51.1% as of December 31, 1997.

   On August 3, 1998, the Company declared and paid a dividend in the amount of $73.5 million to Bell Atlantic.

                        Bell Atlantic - Virginia, Inc.

                          PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

           There were no proceedings reportable under this Item.


Item 6.    Exhibits and Reports on Form 8-K


           (a)  Exhibits:

                Exhibit Number

                27  Financial Data Schedule.


           (b) There were no Current Reports on Form 8-K filed during the quarter ended June 30, 1998.

                        Bell Atlantic - Virginia, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    BELL ATLANTIC - VIRGINIA, INC.



Date: August 13, 1998               By  /s/ Edwin F. Hall
                                        ---------------------------------
                                            Edwin F. Hall
                                            Controller



      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 12, 1998.