Form 10-Q
period 2001-03-31
VERIZON VIRGINIA INC
filed 2001-05-15
CIK 19725

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              _____________________

                                    FORM 10-Q
                              _____________________


    (Mark one)
       [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

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

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
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

                             Verizon Virginia Inc.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                        CONDENSED STATEMENTS OF INCOME


                                                                                             Three Months Ended March 31,
                                                                                        ------------------------------------
(Dollars in Millions) (Unaudited)                                                             2001                    2000
----------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
   (including $41.3 and $12.0 from affiliates)                                              $635.7                  $600.2
                                                                                        ------------------------------------

OPERATING EXPENSES
Operations and support (including $97.7 and $105.5 to affiliates)                            271.2                   260.2
Depreciation and amortization                                                                128.5                   118.5
                                                                                        ------------------------------------
                                                                                             399.7                   378.7
                                                                                        ------------------------------------

OPERATING INCOME                                                                             236.0                   221.5

OTHER INCOME AND (EXPENSE), NET
  (including $(22.9) and $.1 from affiliates)                                                (22.1)                    2.8

INTEREST EXPENSE
  (including $7.4 and $2.1 to affiliate)                                                      22.0                    17.8
                                                                                        ------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                                     191.9                   206.5

PROVISION FOR INCOME TAXES                                                                    83.6                    80.2
                                                                                        ------------------------------------

NET INCOME                                                                                  $108.3                  $126.3
                                                                                        ====================================

                 See Notes to Condensed Financial Statements.

                             Verizon Virginia Inc.

                           CONDENSED BALANCE SHEETS


                                    ASSETS
                                    ------

(Dollars in Millions) (Unaudited)                                                     March 31, 2001          December 31, 2000
--------------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Short-term investments                                                                      $   25.7                   $   38.6
Accounts receivable:
     Trade and other, net of allowances for
          uncollectibles of $43.7 and $37.6                                                    601.4                      596.3
     Affiliates                                                                                112.1                       41.2
Material and supplies                                                                           10.6                        8.0
Prepaid expenses                                                                                19.9                       25.4
Deferred income taxes                                                                            5.8                        5.1
Other                                                                                           69.5                       68.1
                                                                                    --------------------------------------------
                                                                                               845.0                      782.7
                                                                                    --------------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                                7,611.5                    7,370.3
Less accumulated depreciation                                                                4,364.1                    4,264.2
                                                                                    --------------------------------------------
                                                                                             3,247.4                    3,106.1
                                                                                    --------------------------------------------

PREPAID PENSION ASSET                                                                          126.4                      103.7
                                                                                    --------------------------------------------

OTHER ASSETS                                                                                   223.4                      263.7
                                                                                    --------------------------------------------

TOTAL ASSETS                                                                                $4,442.2                   $4,256.2
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

                 See Notes to Condensed Financial Statements.

                             Verizon Virginia Inc.

                           CONDENSED BALANCE SHEETS


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

(Dollars in Millions)(Unaudited)                                                        March 31, 2001        December 31, 2000
--------------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Debt maturing within one year:
    Note payable to affiliate                                                                 $  476.2                 $  500.4
    Other                                                                                        102.6                      2.6
Accounts payable and accrued liabilities:
    Affiliates                                                                                   169.1                    147.8
    Other                                                                                        406.1                    351.8
Other liabilities                                                                                135.8                    132.9
                                                                                    --------------------------------------------
                                                                                               1,289.8                  1,135.5
                                                                                    --------------------------------------------

LONG-TERM DEBT                                                                                   844.5                    944.8
                                                                                    --------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                                     284.0                    283.9
                                                                                    --------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                            324.2                    294.8
Unamortized investment tax credits                                                                10.8                     11.1
Other                                                                                            141.0                    146.5
                                                                                    --------------------------------------------
                                                                                                 476.0                    452.4
                                                                                    --------------------------------------------

SHAREOWNER'S INVESTMENT
Common stock - one share, without par value, owned by parent                                     873.7                    873.7
Reinvested earnings                                                                              674.2                    565.9
                                                                                    --------------------------------------------
                                                                                               1,547.9                  1,439.6
                                                                                    --------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                                 $4,442.2                 $4,256.2
                                                                                    ============================================

                 See Notes to Condensed Financial Statements.

                             Verizon Virginia Inc.

                      CONDENSED STATEMENTS OF CASH FLOWS



                                                                                              Three Months Ended March 31,
                                                                                      -----------------------------------------
(Dollars in Millions) (Unaudited)                                                                   2001                  2000
-------------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                       $  287.6              $  294.1
                                                                                      -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                                12.9                  11.2
Capital expenditures                                                                              (263.8)               (156.4)
Other, net                                                                                          (3.2)                (27.3)
                                                                                      -----------------------------------------
Net cash used in investing activities                                                             (254.1)               (172.5)
                                                                                      -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of capital lease obligations                                                    (.4)                  (.3)
Net change in note payable to affiliate                                                            (24.2)                (11.0)
Dividend paid                                                                                        ---                (109.4)
Net change in outstanding checks drawn
     on controlled disbursement accounts                                                            (8.9)                  (.9)
                                                                                      -----------------------------------------
Net cash used in financing activities                                                              (33.5)               (121.6)
                                                                                      -----------------------------------------

NET CHANGE IN CASH                                                                                   ---                   ---

CASH, BEGINNING OF PERIOD                                                                            ---                   ---
                                                                                      -----------------------------------------

CASH, END OF PERIOD                                                                             $    ---              $    ---
                                                                                      =========================================

                 See Notes to Condensed Financial Statements.

                             Verizon Virginia Inc.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1.    Basis of Presentation

      Verizon Virginia Inc. is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our 2000 Annual Report on Form 10-K.

      We have reclassified certain amounts from prior year's data to conform to the 2001 presentation.

2.    Revenue Recognition

      We recognize revenue when services are rendered based on usage of our local exchange network and facilities. For other products and services, revenues are generally recognized when services are rendered or products are delivered to customers.

      We defer nonrecurring service activation revenues and costs and amortize them over the expected term of the customer relationship. The deferred costs are equal to the activation fee revenue and any excess cost is expensed immediately. The deferred costs represent incremental direct costs associated with certain nonrecurring fees, such as service activation and installation fees.

3.    Long-Lived Assets

      We assess the impairment of long-lived assets under Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A determination of impairment (if any) is made based on estimates of future cash flows.

4.    Dividend

      On May 1, 2001, we declared and paid a dividend in the amount of $20.0 million to Verizon Communications.

5.    Derivatives and Hedging Activities

      Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 requires that all derivatives, including derivatives embedded in other financial instruments, be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments not qualifying as hedges under SFAS No. 133 or any ineffective portion of hedges are recognized in earnings in the current period. Changes in the fair values of derivative instruments used effectively as hedges are recognized in earnings, along with changes in the fair value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in other comprehensive income (loss), and recognized in earnings when the hedged item is recognized in earnings. We presently do not have any derivative instruments or hedging activities and, consequently, SFAS No. 133 did not have an impact on our financial statements.

6.    Shareowner's Investment

                                                                                                   Common          Reinvested
(Dollars in Millions)                                                                               Stock            Earnings
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                                                       $873.7              $565.9
Net income                                                                                                              108.3
                                                                                       ---------------------------------------
Balance at March 31, 2001                                                                          $873.7              $674.2
                                                                                       ========================================

      Net income and comprehensive income were the same for the three months ended March 31, 2001 and 2000.

                             Verizon Virginia Inc.

7.    Commitments and Contingencies

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

      Federal and state regulatory conditions to the Bell Atlantic - GTE merger include certain commitments to, among other things, promote competition and the widespread deployment of advanced services, while helping to ensure that consumers continue to receive high-quality, low cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods.

                             Verizon Virginia Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

      This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.


RESULTS OF OPERATIONS
---------------------

      We reported net income of $108.3 million for the three month period ended March 31, 2001, compared to net income of $126.3 million for the same period in 2000. Our results were affected by merger-related costs recorded in the first quarter of 2001, as described below.

Merger-related Costs

      In connection with the Bell Atlantic-GTE merger, which was completed in June 2000, we recorded pre-tax transition costs of $4.0 million in the first quarter of 2001 (including $3.0 million allocated from Verizon Services Corp.). These costs were recorded in Operations and Support Expense. Verizon Services Corp. is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications) that provides various centralized services on behalf of Verizon Communications' subsidiaries.

      Transition costs consisted of costs to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also included costs for advertising and other costs to establish the Verizon brand. Transition costs were expensed as incurred.


OPERATING REVENUE STATISTICS
----------------------------

                                                                               2001                 2000             % Change
-------------------------------------------------------------------------------------------------------------------------------
At March 31,
Access Lines in Service (in thousands)*
   Residence                                                                  2,258                2,287                 (1.3)%
   Business                                                                   1,534                1,511                  1.5
   Public                                                                        35                   41                (14.6)
                                                                  ------------------------------------------
                                                                              3,827                3,839                  (.3)
                                                                  ==========================================
Three Months Ended March 31,
Minutes of Use from Carriers and CLECs  (in millions)                         4,678                4,626                  1.1
                                                                  ==========================================

*2000 reflects a restatement of access lines in service


OPERATING REVENUES
------------------
(Dollars in Millions)

                                                                                                Three Months Ended March 31,
                                                                                           -------------------------------------
                                                                                                     2001               2000
--------------------------------------------------------------------------------------------------------------------------------
Local services                                                                                     $351.4             $352.3
Network access services                                                                             237.1              202.8
Long distance services                                                                                8.6               12.5
Other services                                                                                       38.6               32.6
                                                                                            ------------------------------------
Total                                                                                              $635.7             $600.2
                                                                                            ====================================

                             Verizon Virginia Inc.


LOCAL SERVICES

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      First Quarter                                       $(.9)          (.3)%
--------------------------------------------------------------------------------

      Local service revenues are earned from the provision of local exchange, local private line, wire-maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. The provision of local exchange services not only includes retail revenues, but also includes local wholesale revenues from unbundled network elements (UNEs), interconnection revenues from local exchange carriers, certain data transport revenues and wireless interconnection revenues.

      Local service revenues decreased in the first quarter of 2001 primarily due to lower revenues from service activation and termination fees and lower revenues from our value-added services. These decreases were substantially offset by higher payments received from competitive local exchange carriers for the purchase of unbundled network elements and for interconnection of their networks with our network.


NETWORK ACCESS SERVICES

      2001 - 2000                                             Increase
--------------------------------------------------------------------------------
      First Quarter                                        $34.3        16.9%
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

      Network access revenue growth in the first quarter of 2001 was mainly attributable to higher customer demand, primarily for special access services. This growth reflects a continuing expansion of the business market, particularly for high-capacity, high-speed digital services.

      This increase was partially offset by price reductions associated with a federal price cap filing and other regulatory decisions. The Virginia State Corporation Commission (VSCC) regulates us with respect to certain intrastate rates and services and certain other matters. The Federal Communications Commission (FCC) regulates rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 2000, we implemented the Coalition for Affordable Local and Long Distance Service (CALLS) plan. Rates included in the July 2000 CALLS plan will be in effect through June 2001.


LONG DISTANCE SERVICES

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      First Quarter                                        $(3.9)      (31.2)%
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

      Long distance service revenues declined in the first quarter of 2001 primarily due to competition and the effects of toll calling discount packages and product bundling offers of our intraLATA toll services.

                             Verizon Virginia Inc.

OTHER SERVICES

      2001 - 2000                                             Increase
--------------------------------------------------------------------------------
      First Quarter                                         $6.0        18.4%
--------------------------------------------------------------------------------

      Our other services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, public (coin) telephone, customer premises equipment (CPE) and sales of materials and supplies to affiliates. Other service revenues also include fees paid by customers for nonpublication of telephone numbers and multiple white page listings and fees paid by an affiliate for usage of our directory listings.

      Other service revenues increased in the first quarter of 2001 primarily due to higher facilities rental revenues and the recognition of revenue associated with the favorable resolution of a legal matter in the first quarter of 2001.


OPERATING EXPENSES
------------------
(Dollars in Millions)

OPERATIONS AND SUPPORT

      2001 - 2000                                             Increase
--------------------------------------------------------------------------------
      First Quarter                                        $11.0         4.2%
--------------------------------------------------------------------------------

      Operations and support expenses consist of employee costs and other operating expenses. Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes. Other operating expenses consist of contract services including centralized services expenses allocated from Verizon Services Corp., rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, reciprocal compensation, and other costs.

      The increase in operations and support expenses was primarily attributable to higher costs for contract services and an increase in the provision for uncollectible accounts receivable. Operation and support expenses were further increased by annual salary and wage increases for management and non-management employees. In the first quarter of 2001, operations and support expenses also included the recognition of transition costs related to the Bell Atlantic - GTE merger. These increases were partially offset by lower interconnection and related costs associated with reciprocal compensation arrangements with competitive local exchange and other carriers to terminate calls on their network.

      We continue to incur expenditures related to reciprocal compensation arrangements with competitive local exchange carriers and other carriers to terminate calls on their network. In March 2000, the United States Court of Appeals for the District of Columbia Circuit reversed and remanded the FCC's February 1999 order that concluded that calls to the Internet through Internet service providers (ISP) do not terminate at the ISP but are single interstate calls. The FCC had concluded that calls to the Internet are not therefore subject to reciprocal compensation under section 251(b)(5) of the Telecommunications Act, but left it to state regulatory commissions to determine whether local interconnection agreements entered into with competing carriers required the payment of compensation on such calls.

      On April 27, 2001, the FCC released an order responding to the court's remand. The FCC found that Internet-bound traffic is interstate and subject to the FCC's jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under section 251(b)(5) of the Telecommunications Act. Instead, the FCC established federal rates that decline from $0.0015 to $0.0007 over a three year period. The FCC order also sets caps on the total minutes that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic.

DEPRECIATION AND AMORTIZATION

      2001 - 2000                                             Increase
--------------------------------------------------------------------------------
      First Quarter                                        $10.0         8.4%
--------------------------------------------------------------------------------

      Depreciation and amortization expense increased in the first quarter of 2001 principally due to growth in depreciable telephone plant as a result of increased capital expenditures for higher growth services and increased software amortization costs. These factors were partially offset by the effect of lower rates of depreciation and amortization.


OTHER INCOME AND (EXPENSE), NET

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      First Quarter                                       $(24.9)     (889.3)%
--------------------------------------------------------------------------------
      The change in other income and (expense), net, was primarily attributable to equity losses recognized from our investment in Verizon Advanced Data Inc.
(VADI). VADI is a wholly owned subsidiary of Verizon Communications that provides new exchange access services. At March 31, 2001, our ownership interest in VADI was 14.53%.

                             Verizon Virginia Inc.

INTEREST EXPENSE

      2001 - 2000                                             Increase
--------------------------------------------------------------------------------
      First Quarter                                         $4.2        23.6%
--------------------------------------------------------------------------------

      Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

      Interest expense increased in the first quarter of 2001, over the same period in 2000, primarily as a result of higher levels of average short-term debt with an affiliate. This increase was partially offset by higher capitalized interest costs resulting from higher levels of average telephone plant under construction.


EFFECTIVE INCOME TAX RATES

      Three Months Ended March 31,
--------------------------------------------------------------------------------
      2001                                                      43.6%
--------------------------------------------------------------------------------
      2000                                                      38.8%
--------------------------------------------------------------------------------

      The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. Our effective income tax rate was higher in the first quarter of 2001, principally due to equity losses associated with our investment in VADI, for which we do not recognize income tax benefits.

                             Verizon Virginia Inc.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        There were no proceedings reportable under this Item.


Item 6. Exhibits and Reports on Form 8-K


        (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31. 2001.

                             Verizon Virginia Inc.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Verizon Virginia Inc.


Date:  May 15, 2001                        By  /s/ Edwin F. Hall
                                              ---------------------------------
                                                   Edwin F. Hall
                                                   Controller



       UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 7, 2001.