Form 10-Q
period 2002-06-30
VERIZON VIRGINIA INC
filed 2002-08-14
CIK 19725

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------


(Mark one)
   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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

                             Verizon Virginia Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         CONDENSED STATEMENTS OF INCOME

                                                                      Three Months Ended June 30,   Six Months Ended June 30,
                                                                     ----------------------------------------------------------
(Dollars in Millions) (Unaudited)                                           2002             2001          2002         2001
  ----------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
     (including $24.8, $34.2, $42.9 and $75.5 from affiliates)           $ 598.5        $   623.1      $1,189.0     $1,258.8
                                                                     ----------------------------------------------------------

OPERATING EXPENSES
Operations and support (including $141.0, $125.6, $259.1 and
    $223.3 to affiliates)                                                  335.9            271.3         601.8        542.5
Depreciation and amortization                                              141.8            131.7         282.2        260.2
                                                                     ----------------------------------------------------------
                                                                           477.7            403.0         884.0        802.7
                                                                     ----------------------------------------------------------

OPERATING INCOME                                                           120.8            220.1         305.0        456.1

OTHER INCOME AND (EXPENSE), NET
     (including $0, $(6.4), $.1 and $(29.3) from affiliates)                  .8             (6.1)          1.2        (28.2)

INTEREST EXPENSE
     (including $4.3, $5.5, $8.0 and $12.9 to affiliate)                    15.4             18.9          34.0         40.9
                                                                     ----------------------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES AND
     EXTRAORDINARY ITEM                                                    106.2            195.1         272.2        387.0

PROVISION FOR INCOME TAXES                                                  41.4             78.6         106.1        162.2
                                                                     ----------------------------------------------------------

INCOME BEFORE EXTRAORDINARY ITEM                                            64.8            116.5         166.1        224.8

EXTRAORDINARY ITEM
Early extinguishment of debt, net of tax                                      --               --           (.6)
                                                                     ----------------------------------------------------------

NET INCOME                                                               $  64.8        $   116.5      $  165.5     $  224.8
                                                                     ==========================================================



                  See Notes to Condensed Financial Statements.

                             Verizon Virginia Inc.

                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                     ------

(Dollars in Millions)                                                                    June 30, 2002       December 31, 2001
-------------------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
CURRENT ASSETS
Short-term investments                                                                        $   22.4                $   65.0
Accounts receivable:
    Trade and other, net of allowances for uncollectibles of $111.4 and $62.6                    485.5                   555.6
    Affiliates                                                                                    74.8                    74.5
Material and supplies                                                                             10.0                    14.0
Prepaid expenses                                                                                  47.7                    13.4
Deferred income taxes                                                                             23.2                    11.0
Other                                                                                             59.8                    57.1
                                                                                    ---------------------------------------------
                                                                                                 723.4                   790.6
                                                                                    ---------------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                                  8,128.5                 8,037.8
Less accumulated depreciation                                                                  4,848.4                 4,653.9
                                                                                    ---------------------------------------------
                                                                                               3,280.1                 3,383.9
                                                                                    ---------------------------------------------

PREPAID PENSION ASSET                                                                            250.2                   187.8
                                                                                    ---------------------------------------------

OTHER ASSETS                                                                                     214.0                   221.7
                                                                                    ---------------------------------------------

TOTAL ASSETS                                                                                  $4,467.7                $4,584.0
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


                  See Notes to Condensed Financial Statements.

                             Verizon Virginia Inc.

                            CONDENSED BALANCE SHEETS

                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------

(Dollars in Millions)                                                                    June 30, 2002        December 31, 2001
---------------------------------------------------------------------------------------------------------------------------------
                                                                                           (Unaudited)
CURRENT LIABILITIES
Debt maturing within one year:
    Note payable to affiliate                                                                 $  863.3                 $  517.9
    Other                                                                                          1.6                    101.6
Accounts payable and accrued liabilities:
    Affiliates                                                                                   127.1                    190.1
    Other                                                                                        333.0                    437.6
Other liabilities                                                                                140.3                    135.8
                                                                                    ---------------------------------------------
                                                                                               1,465.3                  1,383.0
                                                                                    ---------------------------------------------

LONG-TERM DEBT                                                                                   675.1                    845.6
                                                                                    ---------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                                     289.3                    286.2
                                                                                    ---------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                            392.2                    342.8
Unamortized investment tax credits                                                                 9.8                     10.1
Other                                                                                            141.5                    137.4
                                                                                    ---------------------------------------------
                                                                                                 543.5                    490.3
                                                                                    ---------------------------------------------
SHAREOWNER'S INVESTMENT
Common stock - one share, without par value, owned by parent                                     873.7                    873.7
Capital surplus                                                                                   68.8                     68.7
Reinvested earnings                                                                              552.0                    636.5
                                                                                    ---------------------------------------------
                                                                                               1,494.5                  1,578.9
                                                                                    ---------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                                 $4,467.7                 $4,584.0
                                                                                    =============================================


                  See Notes to Condensed Financial Statements.

                             Verizon Virginia Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                    Six Months Ended June 30,
                                                                                       -----------------------------------------
(Dollars in Millions) (Unaudited)                                                                   2002                  2001
--------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                        $ 315.4               $ 495.0
                                                                                       -----------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                                42.6                  25.7
Capital expenditures                                                                              (174.6)               (471.0)
Other, net                                                                                          (2.0)                   .1
                                                                                       -----------------------------------------
Net cash used in investing activities                                                             (134.0)               (445.2)
                                                                                       -----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Early extinguishment of debt                                                                      (170.0)                   --
Principal repayments of borrowings and capital lease obligations                                  (100.8)                 (2.0)
Change in note payable to affiliate                                                                345.4                 (47.5)
Dividends paid                                                                                    (250.0)                   --
Net change in outstanding checks drawn on controlled disbursement accounts                          (6.0)                  (.3)
                                                                                       -----------------------------------------
Net cash used in financing activities                                                             (181.4)                (49.8)
                                                                                       -----------------------------------------

NET CHANGE IN CASH                                                                                    --                    --

CASH, BEGINNING OF PERIOD                                                                             --                    --
                                                                                       -----------------------------------------

CASH, END OF PERIOD                                                                              $    --               $    --
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

      Our other intangible assets consist of non-network software as follows:

                                                                       As of June 30, 2002            As of December 31, 2001
                                                        ----------------------------------------------------------------------
                                                          Gross Carrying       Accumulated    Gross Carrying       Accumulated
(Dollars in Millions)                                             Amount      Amortization            Amount      Amortization
------------------------------------------------------------------------------------------------------------------------------
Non-network software (3 to 7 years)                              $118.1             $38.1            $116.1             $28.4


      Intangible assets amortization expense was $4.8 million for the three months ended June 30, 2002 and $9.7 million for the six months ended June 30, 2002. It is estimated to be $9.8 million for the remainder of 2002, $19.6 million in 2003, $18.3 million in 2004, $13.2 million in 2005 and $10.0 million in 2006, related to our non-network software.

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

                             Verizon Virginia Inc.

3.    Recent Accounting Pronouncements

      Asset Retirement Obligations

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

      Debt Extinguishment

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, eliminates the requirement that all gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if the criteria of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," are met. We are required to adopt this provision of SFAS No. 145 no later than January 1, 2003 and upon adoption we will reclassify in our statements of income previously reported extraordinary charges for the early extinguishment of debt to income from continuing operations.

      Exit or Disposal Activities

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this standard are effective for exit or disposal activities that are initiated after December 31, 2002.

4.    Dividend

      On August 1, 2002, we declared and paid a dividend from Reinvested Earnings in the amount of $50.0 million to Verizon Communications.

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

                                                                                  Common           Capital       Reinvested
(Dollars in Millions)                                                              Stock           Surplus         Earnings
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                                                      $873.7             $68.7           $636.5
Net income                                                                                                            165.5
Dividends declared to Verizon Communications                                                                         (250.0)
Other                                                                                                   .1
                                                                           --------------------------------------------------
Balance at June 30, 2002                                                          $873.7             $68.8           $552.0
                                                                           ==================================================

      Net income and comprehensive income were the same for the six months ended June 30, 2002 and 2001.

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

      Several regulatory matters may require us to refund to customers a portion of the revenues collected in the current and prior periods. The outcome of each pending matter, as well as the time frame within which each matter will be resolved, is not presently determinable.

      Regulatory conditions to the Bell Atlantic - GTE merger include commitments to, among other things, promote competition and the widespread deployment of advanced services, while helping to ensure that consumers continue to receive high-quality, low cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods.

8.    Investment in Verizon Ventures III Inc.

      In December 2000, we transferred certain advanced data assets to an affiliated company, Verizon Ventures III Inc. (Ventures III) in exchange for common stock of Ventures III. This transfer was done to satisfy a condition of the Federal Communications Commission's (FCC) approval of the Bell Atlantic - GTE merger, which required the provision of advanced data services through a separate affiliate. Throughout 2000 and 2001, we continued to invest in Ventures III through the transfer of additional assets. As a result of the transfers, we acquired an ownership interest in Ventures III, which we have accounted for under the equity method of accounting.

      In September 2001, the FCC issued an order eliminating this merger condition. Following the FCC order, we made necessary filings with our state regulatory commission for approval of the transfer of these assets back to us. During the fourth quarter of 2001, after required state regulatory approvals were obtained, Ventures III transferred a portion of these assets to us. Ventures III currently expects to complete the remaining asset transfers late in the second half of 2002. In consideration of the transfer of these assets, we have or will surrender our common stock in Ventures III and remit cash compensation.

      No gain or loss was recognized as a result of the reintegration of the advanced data assets to us. We do not expect this reintegration to have a material effect on our results of operations or financial condition.

9.    Employee Severance and Other Items

      In connection with the Bell Atlantic-GTE merger on June 30, 2000, we incurred charges associated with employee severance of $12.8 million. These costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who were entitled to benefits under pre-existing separation plans. As of June 30, 2002, the severances in connection with the Bell Atlantic-GTE merger are complete.

     During the fourth quarter of 2001, we recorded a charge of $28.5 million for the voluntary and involuntary separation of employees in accordance with SFAS No. 112. During the second quarter of 2002, we recorded a charge of $16.4 million associated with employee severance and related pension enhancements. The charge included severance benefits of $11.5 million as recorded under SFAS No. 112 and related pension enhancements of $4.9 million. As of June 30, 2002, a total of approximately 320 employees have been separated under the 2001 and 2002 severance programs, excluding a significant number of voluntary separations that were not processed by June 30, 2002. The remaining severance liability relating to these programs is $32.6 million, which includes future payments to employees separated as of June 30, 2002. We expect to complete the severance programs within a year of when the charge was recorded.

      Also, in the second quarter of 2002, we recorded a pension settlement gain of $12.4 million as a result of pension plan distributions which surpassed the sum of service cost and interest cost during the year. Settlements of pension obligations and special termination benefits are recorded in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits."

      In addition, during the second quarter of 2002, we recorded an impairment charge of $29.6 million driven by our financial statement exposure of WorldCom Inc.

                             Verizon Virginia Inc.

Item 2.  Management's Discussion and Analysis of Results of Operations
           (Abbreviated pursuant to General Instruction H(2).)

      This discussion should be read in conjunction with the Condensed Financial Statements and Condensed Notes to Financial Statements.

RESULTS OF OPERATIONS

      We reported net income of $165.5 million for the six month period ended June 30, 2002, compared to net income of $224.8 million for the same period in 2001. Our reported results for the first half of 2002 included the following special items:

Employee Severance and Other Items

       During the second quarter of 2002, we recorded a charge of $16.4 million associated with employee severance and related pension enhancements. The charge included severance benefits of $11.5 million as recorded under Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," and related pension enhancements of $4.9 million.

       Also, in the second quarter of 2002, we recorded a pension settlement gain of $12.4 million as a result of pension plan distributions which surpassed the sum of service cost and interest cost during the year. Settlements of pension obligations and special termination benefits are recorded in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits."

       In addition, during the second quarter of 2002, we recorded an impairment charge of $29.6 million driven by our financial statement exposure of WorldCom Inc.

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

       This partial reintegration principally affected our comparison of Network access services revenues, Operations and support expenses, Other income and (expense), net, and the Provision for income taxes, as described below.

OPERATING REVENUES
------------------
(Dollars in Millions)

                                                       Six Months Ended June 30,
                                                    ----------------------------
                                                         2002          2001
--------------------------------------------------------------------------------
Local services                                          $647.3       $691.9
Network access services                                  460.3        475.8
Long distance services                                    12.7         16.4
Other services                                            68.7         74.7
                                                    ----------------------------
Total                                                 $1,189.0     $1,258.8
                                                    ============================

      We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. We recognize product and other service revenues when the products are delivered and accepted by the customers and when services are provided in accordance with contract terms.

                             Verizon Virginia Inc.

LOCAL SERVICES

      2002 - 2001                                             (Decrease)
--------------------------------------------------------------------------------
      Six Months                                          $(44.6)       (6.4)%
--------------------------------------------------------------------------------

      Local service revenues are earned from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. The provision of local exchange services not only includes retail revenues, but also includes local wholesale revenues from unbundled network elements (UNEs), interconnection revenues from competitive local exchange carriers (CLECs), certain data transport revenues and wireless interconnection revenues.

      The decline in local service revenues in the first six months of 2002 was primarily due to lower demand and usage of some basic wireline services, as reflected by a decrease in our switched access lines in service of 4.8% from June 30, 2001. This decrease primarily reflects the impact of the economic slowdown and competition. Technology substitution has also affected local service revenue growth, as indicated by lower demand for residential access lines.

NETWORK ACCESS SERVICES

      2002 - 2001                                             (Decrease)
--------------------------------------------------------------------------------
      Six Months                                          $(15.5)       (3.3)%
--------------------------------------------------------------------------------

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

      Network access service revenue decreased in the first six months of 2002 primarily due to lower customer demand for switched access services. In addition, the impact of the slowing economy, as reflected by a decline in minutes of use from carriers and CLECs, also affected network access service revenue growth in the first half of 2002. These decreases were partially offset by the partial reintegration of Ventures III.

LONG DISTANCE SERVICES

      2002 - 2001                                             (Decrease)
--------------------------------------------------------------------------------
      Six Months                                           $(3.7)      (22.6)%
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

      Long distance service revenues declined in the first six months of 2002 primarily due to competition and the effects of toll calling discount packages and product bundling offers of our intraLATA toll services. Technology substitution and the slowing economy also affected long distance service revenue growth.

                             Verizon Virginia Inc.

OTHER SERVICES

      2002 - 2001                                             (Decrease)
--------------------------------------------------------------------------------
      Six Months                                           $(6.0)       (8.0)%
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

      Other service revenues decreased in the first six months of 2002 primarily due to lower facilities rental revenues from affiliates, a decrease in CPE sales and the effect of a non-recurring favorable resolution of a legal matter in the first quarter of 2001.

OPERATING EXPENSES
------------------
(Dollars in Millions)


OPERATIONS AND SUPPORT

      2002 - 2001                                              Increase
--------------------------------------------------------------------------------
      Six Months                                           $59.3        10.9%
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

      The increase in operations and support expenses was primarily attributable to an increase in the provision for uncollectible accounts receivable. Employee severance and related pension enhancement costs recorded in the second quarter of 2002, salary and wage increases for employees and the partial reintegration of Ventures III also contributed to the increase in operations and support expenses. These increases were partially offset by lower employee costs associated with declining workforce levels, as well as the effect of pension settlement gains recorded in the second quarter of 2002 associated with lump-sum settlements of pension obligations for some former employees. Lower employee overtime pay further offset the increase in operations and support expense for the six months ended June 30, 2002.

DEPRECIATION AND AMORTIZATION

      2002 - 2001                                              Increase
--------------------------------------------------------------------------------
      Six Months                                           $22.0         8.5%
--------------------------------------------------------------------------------

      Depreciation expense is principally based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. This method requires the periodic revision of depreciation rates.

      Depreciation and amortization expense increased in the first six months of 2002 primarily due to growth in depreciable telephone plant and, to a lesser extent, increased software amortization costs. These increases were partially offset by the effect of lower rates of depreciation.

                             Verizon Virginia Inc.

OTHER RESULTS
-------------
(Dollars in Millions)


OTHER INCOME AND (EXPENSE), NET

      2002 - 2001                                               Increase
--------------------------------------------------------------------------------
      Six Months                                           $29.4       104.3%
--------------------------------------------------------------------------------

      Other income and (expense), net includes equity income (losses), interest income and other nonoperating income and expense items.

      The increase in other income and (expense), net, was primarily attributable to the effect of equity losses recognized in 2001 from our investment in Ventures III.

INTEREST EXPENSE

      2002 - 2001                                              (Decrease)
--------------------------------------------------------------------------------
      Six Months                                           $(6.9)      (16.9)%
--------------------------------------------------------------------------------


      Interest expense includes costs associated with borrowing and capital leases, net of capitalized interest costs. We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest expense.

      Interest expense decreased in the first six months of 2002, over the same period in 2001, primarily as a result of lower interest rates on short-term debt with an affiliate and the effect of lower levels of long-term debt. These decreases were partially offset by the effect of higher average levels of short-term debt with an affiliate and lower capitalized interest costs resulting from lower levels of average telephone plant under construction.

EFFECTIVE INCOME TAX RATES

      Six Months Ended June 30,
--------------------------------------------------------------------------------
      2002                                                      39.0%
--------------------------------------------------------------------------------
      2001                                                      41.9%
--------------------------------------------------------------------------------

      The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and extraordinary item. Our effective income tax rate was lower for the six months ended June 30, 2002, compared to the same period in 2001, primarily due to the effect of equity losses associated with our investment in Ventures III, which were recorded in 2001, for which we did not recognize income tax benefits.

EARLY EXTINGUISHMENT OF DEBT

      During March 2002, we recorded extraordinary charges associated with the early extinguishment of long-term debt, which reduced net income by $.6 million (net of income tax benefits of $.4 million).

      See Note 5 to the Condensed Financial Statements.

                             Verizon Virginia Inc.

OTHER MATTERS
--------------

In-Region Long Distance

      Under the Telecommunications Act of 1996, our ability to offer in-region long distance services (that is, services originating in the state where we operate as a local exchange carrier) is largely dependent on satisfying specified requirements. The requirements include a 14-point "competitive checklist" of steps which we must take to help competitors offer local services through resale, through purchase of UNEs, or by interconnecting their own networks to ours. We must also demonstrate to the FCC that entry into the in-region long distance market would be in the public interest.

      On August 1, 2002, we filed an application with the FCC to offer long-distance service in Virginia. The FCC must rule on this application by October 30, 2002. In-region long distance would be offered by a separate non-regulated subsidiary of Verizon Communications Inc. as required by law.

Recent Accounting Pronouncements

      Asset Retirement Obligations

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

      Debt Extinguishment

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, eliminates the requirement that all gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if the criteria of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," are met. We are required to adopt this provision of SFAS No. 145 no later than January 1, 2003 and upon adoption we will reclassify in our statements of income previously reported extraordinary charges for the early extinguishment of debt to income from continuing operations.

      Exit or Disposal Activities

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this standard are effective for exit or disposal activities that are initiated after December 31, 2002.

Compensation for Internet Traffic

      We continue to incur expenditures related to reciprocal compensation arrangements with CLECs and other carriers to terminate calls on their network.

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

                             Verizon Virginia Inc.

      Several parties, including Pac-West Telecomm and Focal Communications Corp. have requested rehearing, asking the court to vacate the underlying order. A decision on the rehearing petitions remains pending, and the FCC's underlying order remains in effect.

                             Verizon Virginia Inc.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

              There were no proceedings reportable under this Item.

Item 6.       Exhibits and Reports on Form 8-K

             (a)  Exhibits:

                  Exhibit
                  Number
                  ------
                    3b       Amended Bylaws of Verizon Virginia Inc.
                    12       Computation of Ratio of Earnings to Fixed Charges.

             (b) There were no Current Reports on Form 8-K filed during the quarter ended June 30, 2002.

                             Verizon Virginia Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Verizon Virginia Inc.



Date:  August 14, 2002                      By  /s/ Edwin F. Hall
                                               ---------------------------------
                                                    Edwin F. Hall
                                                    Controller

      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 7, 2002.

                                   EXHIBIT INDEX

          Exhibit
          Number
          ------
              3b       Amended Bylaws of Verizon Virginia Inc.
              12       Computation of Ratio of Earnings to Fixed Charges.