Form 10-Q
period 2003-06-30
VERIZON VIRGINIA INC
filed 2003-08-12
CIK 19725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-6964

VERIZON VIRGINIA INC.

A Virginia Corporation	I.R.S. Employer Identification No. 54-0167060

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

Yes  ☐    No   ☒

Verizon Virginia Inc.

		Page

PART I	Financial Information

Item 1.	Financial Statements

	Condensed Statements of Income
	Three and Six Months Ended June 30, 2003 and 2002	1

	Condensed Balance Sheets
	June 30, 2003 and December 31, 2002	2

	Condensed Statements of Cash Flows
	Six Months Ended June 30, 2003 and 2002	4

	Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Results of Operations	9

Item 4.	Controls and Procedures	16

PART II	Other Information

Item 6.	Exhibits and Reports on Form 8-K	17

Signatures		18

Exhibit Index		19

Verizon Virginia Inc.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions) (Unaudited)	2003	2002	2003	2002

Operating Revenues (including $42.3, $33.5, $75.3 and $60.5 from affiliates)	$565.6	$598.5	$1,129.0	$1,189.0

Operating Expenses (including $147.9, $142.9, $278.8 and $263.0 to affiliates)
Cost of services and sales (exclusive of items shown below)	142.8	164.1	298.1	323.2
Selling, general and administrative expense	149.1	171.8	276.2	278.6
Depreciation and amortization	129.5	141.8	265.4	282.2

Total Operating Expenses	421.4	477.7	839.7	884.0

Operating Income	144.2	120.8	289.3	305.0

Other income and (expense), net (including $(1.5), $0, $(24.5) and $.1 from affiliates)	(4.6)	.8	(27.2)	.2

Interest expense (including $0, $4.3, $2.1 and $8.0 to affiliate)	22.9	15.4	38.5	34.0

Income before provision for income taxes and cumulative effect of change in accounting principle	116.7	106.2	223.6	271.2

Provision for income taxes	46.3	41.4	96.5	105.7

Income Before Cumulative Effect of Change in Accounting Principle	70.4	64.8	127.1	165.5

Cumulative effect of change in accounting principle, net of tax	—	—	87.1	—

Net Income	$70.4	$64.8	$214.2	$165.5

See Notes to Condensed Financial Statements.

Verizon Virginia Inc.

CONDENSED BALANCE SHEETS

ASSETS

(Dollars in Millions)	June 30, 2003	December 31, 2002

	(Unaudited)
Current assets
Short-term investments	$22.4	$64.9
Note receivable from affiliate	185.4	—
Accounts receivable:
Trade and other, net of allowances for uncollectibles of $144.2 and $150.0	430.8	469.4
Affiliates	64.4	62.3
Material and supplies	8.1	7.7
Prepaid expenses	18.7	30.3
Deferred income taxes	73.5	49.2
Other	61.8	58.7

	865.1	742.5

Plant, property and equipment	8,215.5	8,209.3
Less accumulated depreciation	4,967.9	4,987.6

	3,247.6	3,221.7

Intangible assets, net	64.4	72.8

Prepaid pension asset	286.1	262.1

Other assets	139.6	133.5

Total assets	$4,602.8	$4,432.6

See Notes to Condensed Financial Statements.

Verizon Virginia Inc.

CONDENSED BALANCE SHEETS

LIABILITIES AND SHAREOWNER’S INVESTMENT

(Dollars in Millions)	June 30, 2003	December 31, 2002

	(Unaudited)
Current liabilities
Debt maturing within one year:
Note payable to affiliate	$—	$780.0
Other	1.8	1.7
Accounts payable and accrued liabilities:
Affiliates	105.0	138.8
Other	296.8	335.7
Other current liabilities	150.5	139.6

	554.1	1,395.8

Long-term debt	1,532.7	674.4

Employee benefit obligations	335.6	327.1

Deferred credits and other liabilities
Deferred income taxes	494.0	404.4
Unamortized investment tax credits	9.3	9.5
Other	112.6	110.9

	615.9	524.8

Shareowner’s investment
Common stock – one share, without par value	873.7	873.7
Capital surplus	97.5	72.1
Reinvested earnings	597.9	564.7
Accumulated other comprehensive loss	(4.6)	—

	1,564.5	1,510.5

Total liabilities and shareowner’s investment	$4,602.8	$4,432.6

See Notes to Condensed Financial Statements.

Verizon Virginia Inc.

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in Millions) (Unaudited)	2003	2002

Net Cash Provided by Operating Activities	$398.3	$315.4

Cash Flows from Investing Activities
Capital expenditures (including capitalized network and non-network software)	(138.3)	(176.6)
Net change in short-term investments	42.5	42.6
Change in note receivable from affiliate	(185.4)	—
Investment in unconsolidated business	(25.4)	—
Other, net	.3	—

Net cash used in investing activities	(306.3)	(134.0)

Cash Flows from Financing Activities
Proceeds from borrowings	989.0	—
Early extinguishment of debt	(140.0)	(170.0)
Principal repayments of borrowings and capital lease obligations	(.9)	(100.8)
Change in note payable to affiliate	(780.0)	345.4
Dividends paid	(181.0)	(250.0)
Capital contribution from parent	25.4	—
Net change in outstanding checks drawn on controlled disbursement accounts	(4.5)	(6.0)

Net cash used in financing activities	(92.0)	(181.4)

Net change in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

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

Effective January 1, 2003, Verizon adopted the fair value recognition provisions of SFAS No. 123, using the prospective method (as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”) to all new awards granted, modified or settled after January 1, 2003. Under the prospective method, employee compensation expense in the first year will be recognized for new awards granted, modified, or settled. The options generally vest over a term of three years, therefore the expenses related to stock-based employee compensation included in the determination of net income for the three and six months ended June 30, 2003 are less than what would have been recorded if the fair value method was also applied to previously issued awards. The following table illustrates the effect on net income if the fair value method had been applied to all outstanding and unvested options in each period:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2003	2002	2003	2002

Net income, as reported	$70.4	$64.8	$214.2	$165.5
Add: Stock option-related employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock option-related employee compensation expense determined under fair value based method for all awards, net of related tax effects	(.1)	(.9)	(.1)	(1.8)

Pro forma net income	$70.3	$63.9	$214.1	$163.7

After-tax compensation expense for other stock-based compensation included in net income as reported for the three and six months ended June 30, 2003 and 2002 was not material.

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

Verizon Virginia Inc.

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

For some assets, such as telephone poles, the removal costs exceeded salvage value. Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, we have reversed accrued costs of removal in excess of salvage from our accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of a gain of $142.6 million ($87.1 million after-tax). Effective January 1, 2003, we began expensing costs of removal in excess of salvage for these assets as incurred. The ongoing impact of this change in accounting resulted in a decrease in depreciation expense and an increase in cost of services and sales, which was not material to our total operating expenses for the three and six month periods ended June 30, 2003.

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

3.    Dividend

On August 1, 2003, we declared and paid a dividend in the amount of $106.0 million to our parent, Verizon.

4.    Note Receivable from Affiliate

The Financial Services Agreement between Verizon Network Funding Corp. (VNFC) and us specifies that we are permitted to borrow or advance funds on a day-to-day (demand) basis to finance our ordinary business and capital requirements. These funds are assigned a variable interest rate and demand note basis; therefore, the carrying value of the note receivable approximates its fair market value. As of June 30, 2003, we had a note receivable from VNFC for $185.4 million. We did not have a note receivable balance with VNFC as of December 31, 2002.

5.    Debt

On June 30, 2003, we redeemed the entire outstanding principal amount of our $75.0 million 7 1/4% debentures due on April 15, 2024. We recorded a loss of $3.2 million to other income and (expense), net due to this redemption.

On March 14, 2003, we issued $1,000.0 million in 4.625% debentures due on March 15, 2013. The proceeds from this sale of $989.0 million, net of discounts and related costs (including a payment related to a hedge on the interest rate for the anticipated financing), were used to repay a portion of our existing short-term indebtedness and for general corporate purposes.

On March 6, 2003, we redeemed the entire outstanding principal amount of our $65.0 million 5 5/8% debentures due March 1, 2007. There was no material impact to our results of operations due to this redemption.

On March 1, 2002, we redeemed the entire outstanding principal amount of our $70.0 million 6 3/4% debentures due on May 1, 2008, $50.0 million 5 1/4% debentures due on May 1, 2005, and $50.0 million 7 1/4% debentures due on June 1, 2012. We recorded a loss of $1.0 million to other income and (expense), net, as a result of these redemptions.

On January 1, 2002, $100.0 million of 7 1/8% debentures matured.

Verizon Virginia Inc.

6.    Shareowner’s Investment

(Dollars in Millions)	Common Stock	Capital Surplus	Reinvested Earnings	Accumulated Other Comprehensive Loss

Balance at December 31, 2002	$873.7	$72.1	$564.7	$—
Net income			214.2
Dividends declared			(181.0)
Capital contribution from parent		25.4
Unrealized derivative loss on cash flow hedge, net				(4.6)

Balance at June 30, 2003	$873.7	$97.5	$597.9	$(4.6)

7.    Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareowner’s investment that, under generally accepted accounting principles, are excluded from net income.

The components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2003	2002	2003	2002

Net income	$70.4	$64.8	$214.2	$165.5
Other comprehensive income (loss):
Unrealized derivative loss and amortization of cash flow hedge	.1	—	(4.6)	—

Total comprehensive income	$70.5	$64.8	$209.6	$165.5

Accumulated other comprehensive loss is comprised of the following:

(Dollars in Millions)	June 30, 2003	December 31, 2002

Unrealized derivative loss on cash flow hedge, net of amortization	$(4.6)	$—

Accumulated other comprehensive loss	$(4.6)	$—

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

In September 2001, the FCC issued an order eliminating this merger condition. Following the FCC order, we made necessary filings with our state regulatory commission for approval of the transfer of these assets back to us. During the fourth quarter of 2001, after required state regulatory approvals were obtained, Ventures III transferred a portion of these assets to us with an aggregate net book value of $18.4 million. Ventures III currently expects to complete the remaining asset transfers in the fourth quarter of 2003. In consideration of the transfer of these assets, we have or will surrender our common stock in Ventures III and remit cash compensation.

Verizon Virginia Inc.

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

9.    Employee Severance and Other Benefit Costs

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

In the fourth quarter of 2001, it was determined that our severance liability was not sufficient as a result of new downsizing plans and we recorded a special charge of $28.5 million. In the second quarters of 2002 and 2003, again, it was determined that the severance liability was not sufficient because of further downsizing plans and we recorded special charges of $11.5 million and $5.8 million, respectively. As of June 30, 2003, approximately 810 employees have been separated under the 2001, 2002 and 2003 severance programs. Nearly all of the separations under the 2001 and 2002 severance activity have occurred. As of June 30, 2003, our severance liability was $39.3 million, which includes future payments to employees previously separated under the 2001, 2002 and 2003 severance programs. During the first six months of 2003, the company’s severance liability was increased by $21.0 million for special charges, the redistribution of severance liabilities across Verizon’s subsidiaries and ongoing severance costs and decreased by $8.3 million for payments. Severance costs are included in selling, general and administrative expense in our statements of income. We continually evaluate employee levels, and accordingly, we may incur future severance costs.

In addition, we recorded special charges of $9.7 million and $4.9 million in the second quarters of 2003 and 2002, respectively, in connection with pension enhancements. Further, in the second quarter of 2002, we recorded a pension settlement gain of $12.4 million as lump-sum payments exceeded the threshold of service and interest costs. The special termination benefits and settlement of pension obligations are recorded in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits.” Special termination benefits and settlement of pension obligations are included in selling, general and administrative expense in our statements of income.

10.    Commitments and Contingencies

Various legal actions and regulatory proceedings are pending to which we are a party and claims which, if asserted, may lead to other legal actions. We have established reserves for specific liabilities in connection with regulatory and legal matters, including environmental matters that we currently deem to be probable and estimable. We do not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material effect on our financial condition, but it could have a material effect on our results of operations.

From time to time, regulatory decisions require us to assure customers that we will provide a level of service performance that falls within prescribed parameters. There are penalties associated with failing to meet those service parameters and we, from time to time, pay such penalties. We do not expect these penalties to have a material effect on our financial condition, but they could have a material effect on our results of operations.

Verizon Virginia Inc.

Item 2.	Management’s Discussion and Analysis of Results of Operations
(Abbreviated pursuant to General Instruction H(2).)

This discussion should be read in conjunction with the Condensed Financial Statements and Condensed Notes to Financial Statements.

RESULTS OF OPERATIONS

We reported net income of $214.2 million for the six month period ended June 30, 2003, compared to net income of $165.5 million for the same period in 2002. Our reported results included the following special items:

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

For some assets, such as telephone poles, the removal costs exceeded salvage value. Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, we have reversed accrued costs of removal in excess of salvage from our accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of a gain of $142.6 million ($87.1 million after-tax). Effective January 1, 2003, we began expensing costs of removal in excess of salvage for these assets as incurred. The ongoing impact of this change in accounting resulted in a decrease in depreciation expense and an increase in cost of services and sales, which was not material to our total operating expenses for the three and six month periods ended June 30, 2003.

Employee Severance and Other Benefit Costs

We maintain ongoing severance plans for both management and associate employees, which provide benefits to employees that are terminated. In the second quarters of 2003 and 2002, we recorded severance costs of $5.8 million and $11.5 million, respectively. Severance costs are included in selling, general and administrative expense in our statements of income.

In addition, we recorded special charges of $9.7 million and $4.9 million in the second quarters of 2003 and 2002, respectively, in connection with pension enhancements. Further, in the second quarter of 2002, we recorded a pension settlement gain of $12.4 million as lump-sum payments exceeded the threshold of service and interest costs. Special termination benefits and settlement of pension obligations are included in selling, general and administrative expense in our statements of income.

See Note 9 to the condensed financial statements for additional information.

These and other items affecting the comparison of our results of operations for the six month periods ending June 30, 2003 and 2002 are discussed in the following sections.

Verizon Virginia Inc.

OPERATING REVENUES

(Dollars in Millions)

	Six Months Ended June 30,
	2003	2002

Local services	$610.7	$647.3
Network access services	445.6	460.3
Long distance services	15.7	12.7
Other services	57.0	68.7

Total	$1,129.0	$1,189.0

LOCAL SERVICES

2003-2002	(Decrease)

Six Months	$(36.6)	(5.7)%

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

Local service revenues declined in the first six months of 2003 primarily due to lower demand and usage of our basic local wireline services. The effects of technology substitution from wireless services and the lagging economy largely drove the decline in local service revenue growth, as reflected by a decline in switched access lines in service of .7% from a year ago. Regulatory pricing rules for UNEs are shifting the mix of access lines from retail to wholesale resulting in more competition for local exchange services. These decreases were partially offset by the effect of higher billings to CLECs for the purchase of UNEs and for interconnection of their network with our network and by increased sales of packaged wireline services as a result of expanded new products and pricing plans.

NETWORK ACCESS SERVICES

2003-2002	(Decrease)

Six Months	$(14.7)	(3.2)%

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

The decrease in network access revenues in the first six months of 2003 was mainly attributable to declines in switched minutes of use and switched access lines of 13.6% and .7%, respectively, from June 30, 2002, reflecting the impact of the soft economy and wireless substitution. Federal and state mandated price reductions also contributed to the decrease in network access revenues.

Verizon Virginia Inc.

LONG DISTANCE SERVICES

2003-2002	Increase

Six Months	$3.0	23.6%

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

Long distance service revenues increased in the first six months of 2003 primarily due to increased sales of packaged wireline services which include expanded product offerings and pricing plans, resulting in customer win-backs. This increase was partially offset by the effects of competition, technology substitution and lower access line growth due to the soft economy.

OTHER SERVICES

2003-2002	(Decrease)

Six Months	$(11.7)	(17.0)%

Our other services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, public (pay) telephone, customer premises equipment (CPE) and sales of materials and supplies to affiliates. Other service revenues also include fees paid by customers for nonpublication of telephone numbers, multiple white page listings and late payment of bills, and fees paid by an affiliate for usage of our directory listings.

Other service revenues declined in the first six months of 2003 primarily due a decrease in revenue from affiliate sales and services and a decrease in customer late payment fees.

Verizon Virginia Inc.

OPERATING EXPENSES

(Dollars in Millions)

COST OF SERVICES AND SALES

2003-2002	(Decrease)

Six Months	$(25.1)	(7.8)%

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

The decrease in cost of services and sales in the first six months of 2003 was primarily due to lower access and transport costs. As part of our ongoing review of local interconnection expense charged by CLECs, we determined that selected charges from CLECs, previously recorded as expense but not paid, were no longer required and, accordingly, we adjusted our first quarter 2003 operating expenses. In addition, effective in 2003, we recognize as local interconnection expense no more than the amount payable under the April 27, 2001 Federal Communications Commission (FCC) order addressing intercarrier compensation for dial-up connections for Internet-bound traffic. The decline in cost of services and sales in the first six months of 2003 was also due, in part, to reduced spending for contracted services and the effect of work force reductions over the past year.

These cost decreases were partially offset by lower net pension and other post-retirement benefit income. The company participates in Verizon Communications Inc.’s (Verizon) defined pension plan and postretirement healthcare and life insurance plans. As of December 31, 2002, Verizon changed key employee benefit plan assumptions in response to current conditions in the securities markets and medical and prescription drug costs trends. The expected rate of return on pension plan assets has been changed from 9.25% in 2002 to 8.50% in 2003 and the expected rate of return on other postretirement benefit plan assets has been changed from 9.10% in 2002 to 8.50% in 2003. The discount rate assumption has been lowered from 7.25% in 2002 to 6.75% in 2003 and the medical cost trend rate assumption has been increased from 10.00% in 2002 to 11.00% in 2003. For the six month period ended June 30, 2003, the company recorded pension income, net of postretirement benefit expenses (after consideration of capitalized costs) of $15.5 million, compared to $39.6 million for the same period in 2002.

See “Other Matters – Compensation for Internet Traffic” for additional information on FCC rulemakings and other court decisions addressing intercarrier compensation for dial-up connections for Internet-bound traffic.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

2003-2002	(Decrease)

Six Months	$(2.4)	(.9)%

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

The decrease in SG&A expense in the first six months of 2003 was primarily driven by lower bad debt expense principally due to a reduction in uncollectible accounts receivable, improved collections and additional customer deposit requirements. In the second quarter of 2002, we recorded an impairment charge of $29.6 million driven by our financial statement exposure to WorldCom. This decrease was substantially offset by higher general and administrative costs allocated from affiliates and the effect of a pension settlement gain recorded in the second quarter of 2002.

Verizon Virginia Inc.

DEPRECIATION AND AMORTIZATION

2003-2002	(Decrease)

Six Months	$(16.8) (6.0)%

Depreciation and amortization expense decreased principally due to the effect of lower rates of depreciation, as well as the favorable impact of adopting SFAS No. 143, effective January 1, 2003. Under SFAS No. 143, we began expensing costs of removal in excess of salvage for outside plant assets as incurred. Previously, we had included costs of removal for these assets in our depreciation rates. These decreases were partially offset by increased software amortization costs and, to a lesser extent, growth in depreciable telephone plant.

OTHER RESULTS

(Dollars in Millions)

OTHER INCOME AND (EXPENSE), NET

	Six Months Ended June 30,
	2003	2002	% Change

Interest income	$1.4	$ .8	75.0%
Equity loss	(25.4)	—	nm
Loss on early extinguishment of debt	(3.2)	(1.0)	nm
Other, net	—	.4	(100.0)

Total	$(27.2)	$ .2	nm

nm—Not meaningful

The decrease in other income and (expense), net was primarily attributable to equity losses recognized in the first six months of 2003, as compared to the same period in 2002, from our investment in Verizon Ventures III (Ventures III), an affiliated company. We have an investment in Ventures III, which we account for under the equity method. (See Note 8 to the condensed financial statements.)

INTEREST EXPENSE

	Six Months Ended June 30,
	2003	2002	% Change

Interest expense	$38.5	$34.0	13.2%
Capitalized interest costs	1.3	2.7	(51.9)

Total interest costs on debt balances	$39.8	$36.7	8.4

Debt outstanding	$1,534.5	$1,540.0	(.4)%

Interest expense increased in the first six months of 2003, over the same period in 2002, primarily due to changes in the mix of short- and long-term interest rates and changes in the levels of debt during each period.

See Note 5 to the condensed financial statements for additional information.

Verizon Virginia Inc.

PROVISION FOR INCOME TAXES

	Six Months Ended June 30,
	2003	2002	% Change

Provision for income taxes	$96.5	$105.7	(8.7)%
Effective income tax rate	43.2%	39.0%

The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and cumulative effect of change in accounting principle. Our effective income tax rate was higher for the six months ended June 30, 2003, compared to the same period in 2002, primarily due to the effect of equity losses associated with our investment in Ventures III, which were recorded in the first six months of 2003, for which we do not recognize income tax benefits.

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

On September 10, 2001, the U.S. Court of Appeals for the Fifth Circuit ruled on an appeal of the FCC order adopting the plan. The court upheld the FCC on several challenges to the order, but remanded two aspects of the decision back to the FCC on the grounds that they lacked sufficient justification. The court remanded back to the FCC for further consideration its decision setting the annual reduction factor at 6.5% minus an inflation factor and the size of the new universal service fund at $650 million. The entire plan continued in effect pending the FCC’s further consideration of its justification of these components. On July 10, 2003, the FCC released an order on remand reaffirming these aspects of its plan. As a result of tariff adjustments which became effective in July 2003, we reached the $0.0055 benchmark.

The FCC has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when prescribed competitive thresholds are met. In order to use these rules, carriers must forego the ability to take advantage of provisions in the current rules that provide relief in the event earnings fall below prescribed thresholds. Verizon has been authorized to remove special access and dedicated transport services from price caps in 56 Metropolitan Statistical Areas (MSAs). In addition, the FCC has found that in 24 MSAs Verizon has met the stricter standards to remove special access connections to end-user customers from price caps.

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

Verizon Virginia Inc.

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

Collective Bargaining Agreement

Associate employees wages, pension and other benefits are determined under contract with a union representing our associate employees. Approximately 90% of our employees are covered by a collective bargaining agreement. On August 2, 2003, the collective bargaining agreement with the union representing our employees expired. As of 8:00 a.m. on August 12, 2003, those employees have worked without a new contract since the previous contract expired and we continued to negotiate a new agreement with the union. Once a proposed settlement is reached, it is subject to ratification by the union members.

Verizon Virginia Inc.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. They have concluded that the registrant’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

(b)	Changes in Internal Control over Financial Reporting

There were no significant changes in the registrant’s internal control over financial reporting during the period covered by this quarterly report, nor were there any significant deficiencies or material weaknesses in these controls requiring corrective actions.

Verizon Virginia Inc.

PART II – OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit Number

	12	Computation of Ratio of Earnings to Fixed Charges.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	There were no Current Reports on Form 8-K filed during the quarter ended June 30, 2003.

Verizon Virginia Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIZON VIRGINIA INC.

Date: August 12, 2003	By:	/s/ EDWIN F. HALL
Edwin F. Hall Controller

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 7, 2003.

Verizon Virginia Inc.

EXHIBIT INDEX

Exhibit Number

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.