Form 10-Q
period 2003-09-30
VERIZON VIRGINIA INC
filed 2003-11-12
CIK 19725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-6964

VERIZON VIRGINIA INC.

A Virginia Corporation	I.R.S. Employer Identification No. 54-0167060

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

Verizon Virginia Inc.

Verizon Virginia Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions) (Unaudited)	2003	2002	2003	2002

Operating Revenues (including $43.2, $32.9, $118.5 and $93.4 from affiliates)	$561.5	$601.1	$1,690.5	$1,790.1

Operating Expenses (including $133.5, $133.9, $412.3 and $396.9 to affiliates)
Cost of services and sales (exclusive of items shown below)	156.5	158.7	454.6	481.9
Selling, general and administrative expense	127.0	132.8	403.2	411.4
Depreciation and amortization	129.5	139.0	394.9	421.2

Total Operating Expenses	413.0	430.5	1,252.7	1,314.5

Operating Income	148.5	170.6	437.8	475.6

Other income and (expense), net (including $3.4, $0, $(21.1) and $.1 from affiliates)	3.4	.3	(23.8)	.5

Interest expense (including $0, $4.0, $2.1 and $12.0 to affiliate)	21.2	15.4	59.7	49.4

Income before provision for income taxes and cumulative effect of change in accounting principle	130.7	155.5	354.3	426.7

Provision for income taxes	49.7	60.6	146.2	166.3

Income Before Cumulative Effect of Change in Accounting Principle	81.0	94.9	208.1	260.4

Cumulative effect of change in accounting principle, net of tax	—	—	87.1	—

Net Income	$81.0	$94.9	$295.2	$260.4

See Notes to Condensed Financial Statements.

Verizon Virginia Inc.

CONDENSED BALANCE SHEETS

ASSETS

(Dollars in Millions)	September 30, 2003	December 31, 2002

	(Unaudited)
Current assets
Short-term investments	$1.2	$64.9
Note receivable from affiliate	209.1	—
Accounts receivable:
Trade and other, net of allowances for uncollectibles of $122.3 and $150.0	446.3	469.4
Affiliates	68.3	62.3
Material and supplies	8.2	7.7
Prepaid expenses	12.8	30.3
Deferred income taxes	52.9	49.2
Other	56.1	58.7

	854.9	742.5

Plant, property and equipment	8,216.0	8,209.3
Less accumulated depreciation	5,015.8	4,987.6

	3,200.2	3,221.7

Intangible assets, net	59.2	72.8

Prepaid pension asset	297.7	262.1

Other assets	143.8	133.5

Total assets	$4,555.8	$4,432.6

See Notes to Condensed Financial Statements.

Verizon Virginia Inc.

CONDENSED BALANCE SHEETS

LIABILITIES AND SHAREOWNER’S INVESTMENT

(Dollars in Millions)	September 30, 2003	December 31, 2002

	(Unaudited)
Current liabilities
Debt maturing within one year:
Note payable to affiliate	$—	$780.0
Other	1.8	1.7
Accounts payable and accrued liabilities:
Affiliates	108.4	138.8
Other	248.8	335.7
Other current liabilities	148.9	139.6

	507.9	1,395.8

Long-term debt	1,532.4	674.4

Employee benefit obligations	340.0	327.1

Deferred credits and other liabilities
Deferred income taxes	513.0	404.4
Unamortized investment tax credits	9.2	9.5
Other	113.7	110.9

	635.9	524.8

Shareowner’s investment
Common stock – one share, without par value	873.7	873.7
Capital surplus	97.5	72.1
Reinvested earnings	572.9	564.7
Accumulated other comprehensive loss	(4.5)	—

	1,539.6	1,510.5

Total liabilities and shareowner’s investment	$4,555.8	$4,432.6

See Notes to Condensed Financial Statements.

Verizon Virginia Inc.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in Millions) (Unaudited)	2003	2002

Net Cash Provided by Operating Activities	$593.5	$506.3

Cash Flows from Investing Activities
Capital expenditures (including capitalized network and non-network software)	(216.9)	(269.5)
Net change in short-term investments	63.7	63.9
Change in note receivable from affiliate	(209.1)	—
Investment in unconsolidated business	(25.4)	—
Other, net	.3	—

Net cash used in investing activities	(387.4)	(205.6)

Cash Flows from Financing Activities
Proceeds from borrowings	989.0	—
Early extinguishment of debt	(140.0)	(170.0)
Principal repayments of borrowings and capital lease obligations	(1.3)	(101.1)
Change in note payable to affiliate	(780.0)	275.3
Dividends paid	(287.0)	(300.0)
Capital contribution from parent	25.4	—
Net change in outstanding checks drawn on controlled disbursement accounts	(12.2)	(4.9)

Net cash used in financing activities	(206.1)	(300.7)

Net change in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

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

Effective January 1, 2003, Verizon adopted the fair value recognition provisions of SFAS No. 123, using the prospective method (as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”) to all new awards granted, modified or settled after January 1, 2003. Under the prospective method, employee compensation expense in the first year will be recognized for new awards granted, modified, or settled. The options generally vest over a term of three years, therefore the expenses related to stock-based employee compensation included in the determination of net income for the three and nine months ended September 30, 2003 are less than what would have been recorded if the fair value method was also applied to previously issued awards. The following table illustrates the effect on net income if the fair value method had been applied to all outstanding and unvested options in each period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2003	2002	2003	2002

Net income, as reported	$81.0	$94.9	$295.2	$260.4
Add: Stock option-related employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock option-related employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(.9)	(.1)	(2.7)

Pro forma net income	$81.0	$94.0	$295.1	$257.7

After-tax compensation expense for other stock-based compensation included in net income as reported for the three and nine months ended September 30, 2003 and 2002 was not material.

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

For some assets, such as telephone poles, the removal costs exceeded salvage value. Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, we have reversed accrued costs of removal in excess of salvage from our accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of a gain of $142.6 million ($87.1 million after-tax). Effective January 1, 2003, we began expensing costs of removal in excess of salvage for these assets as incurred. The ongoing impact of this change in accounting resulted in a decrease in depreciation expense and an increase in cost of services and sales, which was not material to our total operating expenses for the three and nine month periods ended September 30, 2003.

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

3.    Dividend

On November 3, 2003, we declared and paid a dividend in the amount of $110.0 million to our parent, Verizon.

4.    Note Receivable from Affiliate

The Financial Services Agreement between Verizon Network Funding Corp. (VNFC) and us specifies that we are permitted to borrow or advance funds on a day-to-day (demand) basis to finance our ordinary business and capital requirements. These funds are assigned a variable interest rate and demand note basis; therefore, the carrying value of the note receivable approximates its fair market value. As of September 30, 2003, we had a note receivable from VNFC for $209.1 million. We did not have a note receivable balance with VNFC as of December 31, 2002.

5.    Debt

In June 2003, we redeemed the entire outstanding principal amount of our $75.0 million 7 1/4% debentures due on April 15, 2024. We recorded a loss of $3.2 million to other income and (expense), net due to this redemption.

In March 2003, we issued $1,000.0 million in 4.625% debentures due on March 15, 2013. The proceeds from this sale of $989.0 million, net of discounts and related costs (including a payment related to a hedge on the interest rate for the anticipated financing), were used to repay a portion of our existing short-term indebtedness and for general corporate purposes. Also in March 2003, we redeemed the entire outstanding principal amount of our $65.0 million 5 5/8% debentures due March 1, 2007. There was no material impact to our results of operations due to this redemption.

In March 2002, we redeemed the entire outstanding principal amount of our $70.0 million 6 3/4% debentures due on May 1, 2008, $50.0 million 5 1/4% debentures due on May 1, 2005, and $50.0 million 7 1/4% debentures due on June 1, 2012. We recorded a loss of $1.0 million to other income and (expense), net, as a result of these redemptions.

In January 2002, $100.0 million of 7 1/8% debentures matured.

Verizon Virginia Inc.

6.    Shareowner’s Investment

(Dollars in Millions)	Common Stock	Capital Surplus	Reinvested Earnings	Accumulated Other Comprehensive Loss

Balance at December 31, 2002	$873.7	$72.1	$564.7	$—
Net income			295.2
Dividends declared			(287.0)
Capital contribution from parent		25.4
Unrealized derivative loss on cash flow hedge, net				(4.5)

Balance at September 30, 2003	$873.7	$97.5	$572.9	$(4.5)

7.    Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareowner’s investment that, under generally accepted accounting principles, are excluded from net income.

The components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2003	2002	2003	2002

Net income	$81.0	$94.9	$295.2	$260.4
Other comprehensive income (loss):
Unrealized derivative loss on cash flow hedge, net of reclassification adjustments realized in net income	.1	—	(4.5)	—

Total comprehensive income	$81.1	$94.9	$290.7	$260.4

Accumulated other comprehensive loss is comprised of the following:

(Dollars in Millions)	September 30, 2003	December 31, 2002

Unrealized derivative loss on cash flow hedge	$(4.5)	$—

Accumulated other comprehensive loss	$(4.5)	$—

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

8.    Investment in Verizon Ventures III Inc.

In December 2000, we transferred certain advanced data assets to an affiliated company, Verizon Ventures III Inc. (Ventures III) in exchange for common stock of Ventures III. This transfer was done to satisfy a condition of the Federal Communications Commission’s (FCC) approval of the Bell Atlantic—GTE merger, which required the provision of advanced data services through a separate affiliate. Throughout 2000 and 2001, we continued to invest in Ventures III through the transfer of additional assets. As a result of the transfers, we acquired an ownership interest in Ventures III, which we accounted for under the equity method of accounting.

In September 2001, the FCC issued an order eliminating this merger condition. Following the FCC order, we made necessary filings with our state regulatory commission for approval of the transfer of these assets back to us. During the fourth quarter of 2001, after required state regulatory approvals were obtained, Ventures III transferred a portion of these assets to us with an aggregate net book value of $18.4 million. On October 1, 2003, after required state regulatory approvals were obtained, Ventures III completed the remaining asset transfers back to us with an aggregate net book value of $10.4 million. In

Verizon Virginia Inc.

consideration of the transfer of these assets, we have surrendered our common stock in Ventures III and remitted cash compensation.

In connection with the reintegration, we received a capital contribution from our parent of $25.4 million in the first quarter of 2003 and $7.6 million in the fourth quarter of 2003. This equity was immediately contributed to Ventures III. No gain or loss was recognized as a result of the reintegration of the advanced data assets to us. This reintegration did not have a material effect on our total results of operations or financial condition.

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

In the fourth quarter of 2001, it was determined that our severance liability was not sufficient as a result of new downsizing plans and we recorded a special charge of $28.5 million. In the second quarters of 2002 and 2003, again, it was determined that the severance liability was not sufficient because of further downsizing plans and we recorded special charges of $11.5 million and $5.8 million, respectively. As of September 30, 2003, approximately 880 employees have been separated and nearly all of the separations under these previous severance programs have occurred. As of September 30, 2003, our severance liability was $35.7 million, which includes future payments to employees previously separated under these severance programs. During the first nine months of 2003, the company’s severance liability was increased by $21.3 million for special charges, the redistribution of severance liabilities across Verizon’s subsidiaries and ongoing severance costs and decreased by $12.2 million for payments. Severance costs are included in selling, general and administrative expense in our statements of income. We continually evaluate employee levels, and accordingly, we may incur future severance costs.

Other Benefit Costs

During the nine months ended September 30, 2003, we recorded a pension settlement loss of $5.1 million related to employees that received lump-sum distributions during the third quarter of 2003 in connection with previously announced employee separations. Also, we recorded a special charge of $9.7 million in the second quarter of 2003 in connection with pension enhancements. During the nine months ended September 30, 2002, we recorded a net pension settlement gain of $11.9 million related to employees that received lump-sum distributions during the second and third quarters of 2002, and a special charge of $4.9 million in connection with pension enhancements. The special termination benefits and settlement of pension obligations are recorded in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits.” Special termination benefits and settlement of pension obligations are included in selling, general and administrative expense in our statements of income.

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

RESULTS OF OPERATIONS

We reported net income of $295.2 million for the nine month period ended September 30, 2003, compared to net income of $260.4 million for the same period in 2002. Our reported results included the following special items:

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

For some assets, such as telephone poles, the removal costs exceeded salvage value. Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, we have reversed accrued costs of removal in excess of salvage from our accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of a gain of $142.6 million ($87.1 million after-tax). Effective January 1, 2003, we began expensing costs of removal in excess of salvage for these assets as incurred. The ongoing impact of this change in accounting resulted in a decrease in depreciation expense and an increase in cost of services and sales, which was not material to our total operating expenses for the three and nine month periods ended September 30, 2003.

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

In addition, during the nine months ended September 30, 2003, we recorded a pension settlement loss of $5.1 million related to employees that received lump-sum distributions during the third quarter of 2003 in connection with previously announced employee separations. Also, we recorded a special charge of $9.7 million in the second quarter of 2003 in connection with pension enhancements. During the nine months ended September 30, 2002, we recorded a net pension settlement gain of $11.9 million related to employees that received lump-sum distributions during the second and third quarters of 2002, and a special charge of $4.9 million in connection with pension enhancements. Special termination benefits and settlement of pension obligations are included in selling, general and administrative expense in our statements of income.

See Note 9 to the condensed financial statements for additional information.

These and other items affecting the comparison of our results of operations for the nine month periods ending September 30, 2003 and 2002 are discussed in the following sections.

Verizon Virginia Inc.

OPERATING REVENUES

(Dollars in Millions)

	Nine Months Ended September 30,
	2003	2002

Local services	$920.6	$977.1
Network access services	650.2	690.4
Long distance services	29.4	18.9
Other services	90.3	103.7

Total	$1,690.5	$1,790.1

LOCAL SERVICES

2003-2002	(Decrease)

Nine Months	$(56.5) (5.8)%

Local service revenues are earned from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. The provision of local exchange services not only includes retail revenues, but also includes local wholesale revenues from unbundled network elements (UNEs), interconnection revenues from competitive local exchange carriers (CLECs) and wireless carriers, and some data transport revenues.

Local service revenues declined in the first nine months of 2003 primarily due to lower demand and usage of our basic local exchange and accompanying services, as reflected by a decline in switched access lines in service of .5% from a year ago. This decline was mainly driven by the effects of regulatory pricing rules for UNEs and technology substitution. Regulatory pricing rules for UNEs are shifting the mix of access lines from retail to wholesale, resulting in price reductions and more competition for local exchange services. This decrease was partially offset by the impact of sales of packaged wireline services as a result of expanded new products and pricing plans.

NETWORK ACCESS SERVICES

2003-2002	(Decrease)

Nine Months	$(40.2) (5.8)%

Network access service revenues are earned from end-user subscribers and from long distance and other competing carriers who use our local exchange facilities to provide usage services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from our customers and from resellers who purchase dial-tone services. Further, network access revenues include our digital subscriber line (DSL) services.

The decrease in network access revenues in the first nine months of 2003 was mainly attributable to a decline in switched minutes of use of 14.3%, from a year ago, reflecting the impact of access line loss and wireless substitution. This decrease was partially offset by the effect of mandated price changes and other regulatory decisions in 2003.

Verizon Virginia Inc.

LONG DISTANCE SERVICES

2003-2002	Increase

Nine Months	$10.5 55.6%

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

Long distance service revenues increased in the first nine months of 2003 primarily due to the impact of sales of packaged wireline services which include expanded product offerings and pricing plans. This increase was partially offset by the effects of lower access line growth and technology substitution.

OTHER SERVICES

2003-2002	(Decrease)

Nine Months	$(13.4) (12.9)%

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

Other service revenues declined in the first nine months of 2003 primarily due to a decrease in revenue from affiliate sales and services and a decrease in customer late payment fees.

Verizon Virginia Inc.

OPERATING EXPENSES

(Dollars in Millions)

COST OF SERVICES AND SALES

2003-2002	(Decrease)

Nine Months	$(27.3) (5.7)%

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

The decrease in cost of services and sales in the first nine months of 2003 was primarily due to lower access and transport costs. As part of our ongoing review of local interconnection expense charged by CLECs, we determined that selected charges from CLECs, previously recorded as expense but not paid, were no longer required and, accordingly, we adjusted our first quarter 2003 operating expenses. In addition, effective in 2003, we recognize as local interconnection expense no more than the amount payable under the April 27, 2001 Federal Communications Commission (FCC) order addressing intercarrier compensation for dial-up connections for Internet-bound traffic. The decline in cost of services and sales in the first nine months of 2003 was also due, in part, to reduced spending for contracted services and the effect of work force reductions over the past year.

These cost decreases were partially offset by lower net pension and other post-retirement benefit income. The company participates in Verizon Communications Inc.’s (Verizon) defined pension plan and postretirement healthcare and life insurance plans. As of December 31, 2002, Verizon changed key employee benefit plan assumptions in response to current conditions in the securities markets and medical and prescription drug costs trends. The expected rate of return on pension plan assets has been changed from 9.25% in 2002 to 8.50% in 2003 and the expected rate of return on other postretirement benefit plan assets has been changed from 9.10% in 2002 to 8.50% in 2003. The discount rate assumption has been lowered from 7.25% in 2002 to 6.75% in 2003 and the medical cost trend rate assumption has been increased from 10.00% in 2002 to 11.00% in 2003. For the nine month period ended September 30, 2003, the company recorded pension income, net of postretirement benefit expenses (after consideration of capitalized costs) of $23.5 million, compared to $58.5 million for the same period in 2002. The impact of additional overtime pay due to higher weather-related repair volumes and contingency costs to maintain operational readiness during recent labor negotiations further contributed to cost increases in the first nine months of 2003.

See “Other Matters—Compensation for Internet Traffic” for additional information on FCC rulemakings and other court decisions addressing intercarrier compensation for dial-up connections for Internet-bound traffic.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

2003-2002	(Decrease)

Nine Months	$(8.2) (2.0)%

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

The decrease in SG&A expense in the first nine months of 2003 was primarily driven by lower bad debt expense principally due to a reduction in uncollectible accounts receivable, improved collections and additional customer deposit requirements. In the second quarter of 2002, we recorded an impairment charge of $29.6 million driven by our financial statement exposure to WorldCom. This decrease was partially offset by higher general and administrative costs allocated from affiliates, principally related to benefit costs. In addition, higher charges in connection with employee severance and other benefit costs, as described previously in Results of Operations, further offset the decrease in SG&A expense in the first nine months of 2003.

Verizon Virginia Inc.

DEPRECIATION AND AMORTIZATION

2003-2002	(Decrease)

Nine Months	$(26.3) (6.2)%

Depreciation and amortization expense decreased principally due to the effect of lower rates of depreciation, as well as the favorable impact of adopting SFAS No. 143, effective January 1, 2003. Under SFAS No. 143, we began expensing costs of removal in excess of salvage for outside plant assets as incurred. Previously, we had included costs of removal for these assets in our depreciation rates. These decreases were partially offset by growth in depreciable telephone plant and, to a lesser extent, increased software amortization costs.

OTHER RESULTS

(Dollars in Millions)

OTHER INCOME AND (EXPENSE), NET

	Nine Months Ended September 30,		% Change
	2003	2002

Interest income	$2.0	$1.1	81.8%
Equity loss from affiliate	(22.6)	—	—
Loss on early extinguishment of debt	(3.2)	(1.0)	nm
Other, net	—	.4	(100.0)

Total	$(23.8)	$.5	nm

nm—Not meaningful

The decrease in other income and (expense), net was primarily attributable to equity losses recognized in the first nine months of 2003, as compared to the same period in 2002, from our investment in Verizon Ventures III Inc. (Ventures III), an affiliated company. We had an investment in Ventures III, which we accounted for under the equity method. As a result of the reintegration of Ventures III completed on October 1, 2003, we will no longer recognize equity income (loss) from this investment. (See Note 8 to the condensed financial statements.)

INTEREST EXPENSE

	Nine Months Ended September 30,		% Change
	2003	2002

Interest expense	$59.7	$49.4	20.9%
Capitalized interest costs	1.7	3.8	(55.3)

Total interest costs on debt balances	$61.4	$53.2	15.4

Debt outstanding	$1,534.2	$1,469.7	4.4%

The increase in interest expense in the first nine months of 2003, over the same period in 2002, was primarily due to changes in the mix of short- and long-term interest rates and changes in the levels of debt during each period.

See Note 5 to the condensed financial statements for additional information.

Verizon Virginia Inc.

PROVISION FOR INCOME TAXES

	Nine Months Ended September 30,		% Change
	2003	2002

Provision for income taxes	$146.2	$166.3	(12.1)%
Effective income tax rate	41.3%	39.0%

The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and cumulative effect of change in accounting principle. Our effective income tax rate was higher for the nine months ended September 30, 2003, compared to the same period in 2002, primarily due to the effect of equity losses associated with our investment in Ventures III, which were recorded in the first nine months of 2003, for which we do not recognize income tax benefits.

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

In November 1999, the FCC adopted a new mechanism for providing universal service support to high cost areas served by large local telephone companies. This funding mechanism provides additional support for local telephone services in several states served by Verizon’s telephone operations. This system has been supplemented by the new FCC access charge plan described above. On July 31, 2001, the U.S. Court of Appeals for the Tenth Circuit reversed and remanded to the FCC for further proceedings. The court concluded that the FCC had failed to adequately explain some aspects of its decision and had

Verizon Virginia Inc.

failed to address any need for a state universal service mechanism. On October 16, 2003, the FCC announced a decision providing additional justification for its non-rural high-cost universal support mechanism and modifying it in part. The FCC also has proceedings underway to evaluate possible changes to its current rules for assessing contributions to the universal service fund. Any change in the current assessment mechanism could result in a change in the contribution that local telephone companies must make and that would have to be collected from customers.

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

Prior to the issuance of these orders from the U.S. Court of Appeals for the D.C. Circuit, the FCC had already begun a review of the scope of its unbundling requirement through a rulemaking referred to as the triennial review of UNEs. This rulemaking reopened the question of what network elements must be made available on an unbundled basis under the 1996 Act, and will address the impact of the order by the U.S. Court of Appeals for the D.C. Circuit overturning its previous rules, as well as other pending issues relating to unbundled elements, including the question of whether competing carriers may substitute combinations of unbundled loops and transport for already competitive special access services. On February 20, 2003, the FCC announced a decision in its triennial review. The order was released on August 21, 2003. With respect to broadband services, the order generally removed section 251 unbundling obligations. With respect to narrowband services, the order generally left unbundling obligations in place, and delegated to state regulatory proceedings a further review. The order also provided a new set of criteria relating to when carriers may purchase EELs. Multiple parties, including Verizon, have appealed various aspects of the decision.

The FCC’s February 2003 order significantly increases arbitrage opportunities by making it easier for carriers to use EELs for non-local service at regulated prices set using the pricing formula that applies to unbundled network elements rather than competitive special access prices. In addition, the FCC’s order eliminates important safeguards that protected against this kind of arbitrage, including the FCC’s previous rule against co-mingling unbundled elements and other services.

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

Verizon Virginia Inc.

Several parties requested rehearing, asking the court to vacate the underlying order. Those requests were denied in a series of orders released on September 24, 2002 and September 25, 2002. The U.S. Supreme Court has declined to review that denial. In the meantime, pending further action by the FCC, the FCC’s underlying order remains in effect.

Labor and Employee Benefit Issues

On September 4, 2003, Verizon announced that they reached agreement on five-year contracts with the Communications Workers of America covering approximately 90% of our employees. These agreements were ratified by the union in October 2003. The contracts provide for a 3 percent lump-sum payment in lieu of a base wage increase in the first year of the contract. Beginning in the second year, base wages will increase 2 percent annually, for a total of 8 percent over the five year term of the contract. There will be cost-of-living increases if the Consumer Price Index for Urban Wage Earners rises above certain levels in the fourth and fifth years of the contract. Also, there will be a pension—band increase of 2 percent effective October 1, 2004, and 3 percent increases annually for the remainder of the contract, for a total of 11 percent. A separate 5 percent pension-band increase will be available only for union-represented employees who retire in the fourth quarter of 2003. Other portions of the contracts address changes in health care coverage, job security protections, and incidental absences.

In September and October 2003, Verizon announced management and union voluntary separation offers that include enhanced severance, pension and health care provisions. The election periods for both the management and union offers end no later than November 16, 2003.

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

Verizon Virginia Inc.

PART II— OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit Number

	12	Computation of Ratio of Earnings to Fixed Charges.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K filed or furnished during the quarter ended September 30, 2003:

A Current Report on Form 8-K was filed on September 8, 2003, containing a press release issued by Verizon Communications Inc. on September 4, 2003 announcing the agreement between Verizon Communications Inc. and two labor unions in the Northeast on new contracts.

Verizon Virginia Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verizon Virginia Inc.

Date: November 12, 2003	By:	/s/ EDWIN F. HALL
Edwin F. Hall Controller

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 6, 2003.

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